Form 10-K
period 2003-12-31
WORLDSPAN L P
filed 2004-03-30
CIK 1260167

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period From to .

Commission File Number: 333-109064

WORLDSPAN, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1429198 (I.R.S. employer identification number)

300 Galleria Parkway, N.W.
Atlanta, Georgia 30339
(Address of principal executive offices and zip code)

(770) 563-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        None of the Registrant's common stock is held by non-affiliates of the Registrant.

        As of March 26, 2004, the number of outstanding shares of the Registrant's parent's Class A Common Stock was 83,037,152, and the number of outstanding shares of the Registrant's parent's Class B Common Stock was 11,000,000.

WORLDSPAN, L.P.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Forward-Looking Statements

        Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: the computer reservation system rules of the Department of Transportation; our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; or other changes within the travel industry. We may not succeed in addressing these and other risks.

        For a discussion of these and other factors affecting our business, see the section captioned "Risk Factors" under "Item 1. Business."

ITEM 1.    BUSINESS

        We are a leading provider of mission-critical transaction processing and information technology services to the global travel industry. We believe we are the second largest transaction processor for travel agencies in the United States (the world's largest travel market) and the largest processor globally for online travel agencies as measured by transactions and revenues generated. In 2003, we processed over 65% of online airline transactions made in the United States and processed through a global distribution system, or GDS. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the year ended December 31, 2003, we processed approximately 193 million total transactions. We also provide information technology services to the travel industry, primarily in the areas of airline internal reservation systems, flight operations technology and software development.

        We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 90% and 10%, respectively, of our revenues in the year ended December 31, 2003. Our electronic travel distribution revenues are generally derived from travel suppliers paying us a fee per transaction processed, as well as fees for other products. Under this model, each time a travel agency processes a booking with a travel supplier through us, the travel supplier pays us a fee based on the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. The price of travel (airline ticket, car rental or hotel stay) does not impact the transaction fee that we receive. In addition to transaction fees, we derive a smaller portion of our revenues from access fees paid by travel agencies for the use of our services, which are typically discounted or waived if the travel agency generates a specified number of transactions through us over a specified period of time. As an incentive to travel agencies to use us, we typically pay volume-based inducements to our travel agencies. We also generate revenues from information technology services that we provide to various travel suppliers. As part of this business, we operate, maintain, develop and host the internal reservation and other systems for Delta Air Lines, Inc., or Delta, and Northwest Airlines, Inc., or Northwest.

        We are the largest processor globally for online travel agencies as measured by transactions and revenues generated. Since 1999, our total online travel agency transactions have increased from 14.6 million transactions to 90.3 million transactions in 2003 for a compound annual growth rate of 57.7%, with growth of 18.9% from 2002 to 2003. In 2003, in the United States (the world's largest travel market), we processed over 65% of online airline transactions and nearly all of non-GDS owned online travel agency transactions processed by a GDS. Moreover, we expect hospitality and destination services transactions (which include car, hotel, tour, cruise and rail) generated through online travel agencies to increase in the future as hospitality and destination services suppliers increasingly recognize the distribution potential of online travel agencies and the importance of making inventory available for distribution in and generating sales through this channel. We believe that the emergence and growth of the Internet as a channel for making travel bookings and our leading market position put us at the forefront of industry growth.

        We have executed an alternative strategy with regard to the online travel agency channel. Unlike our primary competitors, we do not own an online travel agency that competes with travel suppliers or travel agencies. Instead, we have developed strategic relationships with online travel agencies to provide them with transaction processing, mission critical technology and services, and access to our aggregated travel information, which enable online travel agencies to operate effectively and efficiently. We believe our strategy of enabling high volume transaction processing and partnering with rather than competing with online travel agencies, has contributed to our leading market position and has positioned us well to take advantage of the ongoing shift toward online travel agency bookings. As a result of this strategy, we have entered into long-term contracts with Expedia, Orbitz and Priceline, which represent three of the five largest online travel agencies in the world. In addition, we have an agreement with Hotwire, another leading online travel agency, to process its airline transactions and have converted all of its airline transactions from Sabre, its previous provider, to us since March 2003. We also believe our Internet strategy will enhance our attractiveness to the traditional travel agencies that are now competing against online travel agencies owned by our competitors.

        The chart below includes major online travel agencies and other GDS-owned sites and illustrates the approach we have taken compared to our competitors.

	Worldspan	Amadeus		Galileo	Sabre
Online Travel Agencies (Non-GDS-owned):	Expedia Hotwire Orbitz Priceline	None		None	None
Online Travel Agencies (GDS-owned):	None	Amadeus.net OneTravel.com Opodo Rumbo.com Vacation.com	(2)	CheapTickets Trip Network	Travelocity Site 59	(1)
(1) Site 59 is owned by Sabre but has an agreement to process its transactions through us.
(2) Amadeus and its controlling shareholders hold a majority interest in Opodo.

        We were founded in 1990 by Delta, Northwest and Trans World Airlines, Inc, or TWA, as a result of a combination of a GDS marketing and service company jointly owned by affiliates of Northwest and TWA, with a GDS marketing enterprise owned by Delta. We acquired additional technical and development operations, systems and personnel from these airlines in subsequent transactions in 1993 and 1994. Affiliates of these three airlines (and later American Airlines, Inc., or American, following its acquisition of TWA's assets), held ownership stakes in us since its formation until June 30, 2003. On June 30, 2003, Worldspan Technologies Inc., or WTI, formerly named Travel Transaction Processing Corporation, acquired all of our general partnership interests and limited partnership interest through its wholly-owned subsidiaries. We refer to American, Delta and Northwest in this report as our founding airlines.

GDS Industry

        The global distribution system, or GDS, industry is a core component of the worldwide travel industry and is organized around two major sets of customers: travel suppliers and travel agencies. Suppliers of travel and travel-related products and services (such as airlines, car rental companies and hotels) utilize GDSs as a means of selling tickets and generating sales. As compensation for performing these services, the GDS generally charges the travel supplier a fee for every transaction it processes. Travel agencies (including traditional travel agencies, online travel agencies and corporate travel departments) utilize GDSs to search schedule, price, availability and other travel information and to process transactions on behalf of consumers. GDSs provide travel agencies with a single, expansive source of travel information, allowing travel agencies to search and process tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Although travel agencies initiate and complete the transactions, it is the travel supplier that generally pays the transaction fee to the GDS. In addition, in order to gain and maintain relationships with travel agencies, GDSs typically provide volume-based inducements and other economic incentives to travel agencies. Travel agencies may also pay fees for the use of hardware and software provided by the GDS, which may be discounted or waived if the travel agency generates a specified number of transactions through the GDS over a specified period of time. Nearly every time a consumer books a travel reservation through a travel supplier and travel agency that participates in a GDS, a GDS generates revenue.

        In recent years, the travel industry has been marked by the emergence and growth of the Internet as a travel distribution channel. The growth in use of the Internet has led to the establishment of online travel agencies that provide a link between the consumer and the travel supplier, typically through a GDS. In 2003, airline transactions generated through online travel agencies accounted for approximately 28% of all airline transactions in the United States processed by a GDS, up from approximately 23% in 2002 and approximately 17% in 2001. Between 1999 and 2003, the number of airline transactions in the United States generated through online travel agencies and processed by a GDS increased at a compound annual growth rate of 40.5% and an annual growth rate of 14.1% for the most recent year. The chart below illustrates airline transactions generated through online and traditional travel agencies in the United States and processed by a GDS.(1)

(1)
MIDT airline transaction data for Worldspan, Amadeus, Galileo and Sabre.

Information Technology Services Industry

        GDSs and other companies also provide various information technology services to the travel industry. These services include (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development and licensing services, which includes custom development and integration. Internal reservation system services generally include the operation, maintenance, development and hosting of an airline's internal reservation system. The internal reservation system services a GDS provides to its airline customers are a critical component of their operations because they are the means by which they sell tickets. Flight operations technology services provide operational support from pre-flight preparation through departure and landing. Some of these services include weight and balance calculations, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Software development services focus on creating innovative software for use in an airline's internal reservation system and flight operations systems.

Services

        We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 90% and 10%, respectively, of our revenues for the year ended December 31, 2003. Approximately 86% and 14% of our revenues for the year ended December 31, 2003 were generated by our domestic and foreign subsidiaries, respectively.

Electronic Travel Distribution

        We process transactions through the operation of the second largest GDS in the United States based upon travel transactions and revenues. We are the global market leader for online travel agency transactions. In our electronic travel distribution segment, we service both travel suppliers and travel agencies. We provide approximately 16,000 traditional travel agency locations in over 70 countries and approximately 50 online travel agencies, including four of the largest online travel agencies, with access to the inventory, reservations and ticketing of travel suppliers, including approximately 465 airlines, 225 hotel chains and 35 car rental companies throughout the world.

Travel Suppliers

        Our relationships with travel suppliers extend to airlines, hotels, car rental companies, tour operators, cruise companies and others that participate in our GDS. Travel suppliers store, display, manage and sell their services through our GDS. Through participating carrier agreements (for airlines) and associate agreements (for hospitality and destination services suppliers), airlines and other travel suppliers are offered varying services and levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier's internal systems. We earn a fee, which is generally paid by the travel supplier, for transactions processed by GDS. We charge premiums for higher levels of functionality selected by the travel suppliers. In addition, we provide the airlines with marketing data generated from transactions we process for fees that vary based on the type and amount of information provided. This information assists airlines in their marketing and sales programs and in the management of their revenues, inventory and yields.

        We derive a substantial amount of our revenues from transaction fees paid by travel suppliers. In 2003, approximately 92% of our transaction fee revenues were generated from airlines. While revenues from hospitality and destination services suppliers, primarily (car rental companies and hotels) accounted for approximately 8% of our transaction fee revenues in 2003, the number of these transactions for car rental processed by us grew at a compound annual rate of 7.3% from 1999 through 2003, compared to a compound annual rate of 5.6% for airline transactions over the same period, reflecting increased travel agency use of our hospitality and destination services processing capabilities. Our top ten travel suppliers, all airlines, accounted for approximately 66% of our total transaction fee revenues and approximately 66% of our total revenues in 2003.

        Although most of the world's airlines and many hospitality and destination services travel suppliers participate in our GDS, we believe that this business segment has potential for continued growth. Opportunities for growth include adding new suppliers, increasing the level of participation of existing suppliers and offering new products and services. In marketing to travel suppliers, we emphasize our global distribution capabilities, the quality of our products and services, our contracts with four of the largest online travel agencies, our extensive network of traditional and online travel agencies and the ability of travel suppliers to display information at no charge until a transaction is processed.

        We have recently entered into three-year fare content agreements with Delta, Northwest and United Air Lines. Each airline has agreed to provide our traditional travel agencies in the territories covered by the agreements with substantially all fare content (including web fares) in exchange for monthly fee payments from us. Worldspan has agreed to keep the average fees per transaction paid by each airline steady for traditional travel agency bookings in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS for three years. Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these new fare content agreements will provide our traditional travel agencies in the territories covered by the agreements with access to improved quality and content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with other major airlines in order to obtain access to such content.

Travel Agencies

        Approximately 16,000 traditional travel agency locations and 50 online travel agencies worldwide depend on us to provide travel information, book and ticket travel purchases and manage travel information and agency operations. Access to our GDS enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by our travel suppliers. Through our GDS, our travel agencies have access to approximately 465 airlines, 225 hotel chains and 35 car rental companies. Travel agencies access our GDS using hardware and software typically provided by us or a third party. We also provide technical support, training and other assistance to travel agencies. Travel agencies generally pay a fee for access to our GDS and for the equipment, software and services provided. However, this fee is often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period. Additionally, we provide cash incentives or other inducements to a significant number of travel agencies as a means of facilitating greater use of our GDS.

        Our travel agencies consist of traditional travel agencies, online travel agencies and corporate travel departments.

  •
  Online Travel Agencies.  We have contracts with approximately 50 online travel agencies, including agreements with three of the largest online travel agencies in the world (Expedia, Orbitz and Priceline). We act as the processing engine for our online travel agencies by providing information to and processing services for these online travel agencies' systems. Our services enable these online travel agencies to provide consumers with travel information and the ability to make travel reservations. Our online travel agency customers accounted for over 65% of online airline transactions in the United States processed by a GDS in 2003. Transactions generated by online travel agencies constituted approximately 47% of the transactions processed by us in 2003. Transactions processed for Expedia, Hotwire, Orbitz and Priceline, our four largest online travel agencies, accounted for 43% of our total transactions in 2003. Our contracts with Expedia, Orbitz and Priceline expire in 2010, 2011 and 2007, respectively. In addition, we have an agreement with Hotwire, another leading online travel agency, to process all of its airline transactions through us, rather than Sabre, its previous provider.

  •
  Traditional Travel Agencies.  Approximately 16,000 travel agency locations worldwide rely on us to plan, book and ticket travel for their customers, as well as manage travel information and agency operations. We provide traditional travel agencies with access to our GDS and customized hardware and software, often utilizing Web-based technologies, in return for fees that typically vary inversely with productivity, as measured by the number of transactions we process for the traditional travel agency. Such fees are payable monthly over the term of the traditional travel agency's agreement with us, generally five years in the United States and three years in Europe. Some of our largest traditional travel agency customers include American Express, USA Gateway Travel and World Travel/BTI. Transactions processed for traditional travel agencies constituted approximately 53% of the transactions processed by us in 2003. Based upon our analysis of our 1,000 largest traditional travel agencies, the average relationship tenure among those traditional travel agencies is approximately eight years. In 2001, 2002 and 2003, average turnover of our traditional travel agencies in North and South America was approximately 6%. Transactions processed for our top ten traditional travel agencies accounted for approximately 10% of our total transactions in 2003. No individual traditional travel agency accounted for more than 5% of our total transactions in 2003.

  •
  Corporate Travel Departments.  We provide GDS-interconnected products and services to corporations through our Trip Manager product offering. Trip Manager allows corporate travel managers or employees to be active in travel planning, pre-travel decision-making and back-end travel expense reporting. Our various products provide corporations with tools to manage travel costs, to ensure employee compliance with corporate travel policies and to provide expense reporting, information regarding vendor relationships, ease of access for booking and quick and flexible distribution of tickets. In most cases, we work in conjunction with our traditional travel agencies in the installation of our travel products with corporations. Some of our largest corporate travel subscribers include Federated Department Stores, PNC Bank and The Home Depot.

Information Technology Services

        We provide a comprehensive suite of information technology, or IT, services to airlines, including: (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development and licensing services, which include custom development and integration. Our internal reservation system services include the operation, maintenance, development and hosting of an airline's internal reservation system and include seat availability, reservations, fares and pricing, ticketing and baggage services. The internal reservation system services we provide to our airline customers are a critical component of their operations because they are the means by which they sell tickets. Our flight operations technology services provide operational support to our airline customers, from pre-flight preparation through departure and landing. Some of these services include weight and balance, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Our software development services focus on creating innovative software for use in an airline's internal reservation system and flight operations systems. We intend to utilize our airline expertise to offer solutions to other industries that face similar complex operational issues and utilize similar technology platforms, including the airport, railroad, cruise, hotel and car industries.

        Our primary customers in the information technology services segment are Delta and Northwest. We have had IT services agreements in place with Delta and Northwest since 1993. Pursuant to technology services agreements entered into with these two airlines at the closing of the acquisition by WTI (called founder airline services agreements or FASAs), we will continue to fulfill the information technology requirements relating to the hosting of core internal reservation system services for each of Delta and Northwest during the term of the agreements. In addition, we provide contract software development and transaction processing services and other airline support services for each of these airlines. The FASAs contain minimum levels of software development services to be provided by us to each of Delta and Northwest. We also provide information technology services for approximately ten other airlines throughout the world.

        We also provide airlines and other travel-related companies with specific internal reservation system products and services on a subscription basis. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of products and services to meet the needs of airlines which use multiple providers, including Fares and Pricing (which is a fare-shopping tool that enables airlines to outsource fares and pricing functionality to us); Electronic Ticket Database (which is a database that enables airlines to outsource electronic ticketing storage and maintenance to us); Worldspan Rapid RepriceSM (which is an automated solution that enables airlines to increase revenues and provide better service by recalculating fares when itineraries change); and e-pricing® (which is a multi-server-based fare search tool developed jointly by Worldspan and Expedia and is used by our customers to provide their users with a greater selection of travel options).

Strategic Relationships

        In order to facilitate the delivery of leading technologies, products and services to our travel suppliers and our travel agencies, we have forged a number of relationships with leading companies. These strategic alliances have helped position us at the forefront of the travel distribution industry.

        Online Travel Agencies.    We have developed a strategy of partnering with online travel agencies rather than owning an online travel agency. Because we have avoided competing directly with online travel agencies, we believe that we are well positioned to take advantage of the channel shift in bookings to online travel agencies. We have long-term contracts with three of the largest online travel agencies (Expedia, Orbitz and Priceline), which represented approximately 60% of the total U.S. online travel agency market share for airline transactions processed by a GDS in 2003. In addition, we have an agreement with Hotwire, another leading online travel agency, to process its airline transactions through us, rather than Sabre, its previous provider.

        Delta and Northwest.    We believe that our marketing agreements with Delta and Northwest will assist us in attracting and retaining travel agencies and providing a high level of service to them. Pursuant to these agreements, each of Delta and Northwest have agreed to continue to provide marketing support for our GDS with respect to travel agencies in North and South America (in the case of Delta) and the U.S. and Japan (in the case of Northwest). The marketing support from these airlines is exclusive to us in these territories until June 2006 in the case of Delta and June 2007 in the case of Northwest, with the exclusivity commitment from these airlines subject to us satisfying transaction fee pricing requirements for our GDS services for each of those two airlines. In addition, the marketing agreements contain commitments from each of Delta (until June 2006) and Northwest (until June 2007) not to terminate its participation in our GDS unless it first terminated its participation in the GDSs of Amadeus, Galileo and Sabre, subject to us satisfying certain GDS transaction fee pricing and other requirements. Each of Delta (until June 2006) and Northwest (until June 2007) also agreed to provide to us no less functionality, inventory, inventory controls or information related thereto in any given country than such airline provides to any other current GDS in that country and to provide to us all fares that it makes available to any other current GDS for distribution to all such other GDS's subscribers on the same terms and conditions, in each case subject to us satisfying certain GDS transaction fee pricing and functionality requirements. Delta recently notified us that, until we modify our GDS transaction fee pricing, it would suspend its marketing support and the discount that it has provided to us for business travel. We are working with Delta to review the relevant data and to resolve these issues.

        IBM.    We have an asset management agreement with IBM which expires in June 2008. The agreement allows us to purchase IBM software, services and hardware at favorable prices. As a result of this agreement, we believe that we will be able to increase our processing and computing capabilities without a significant increase in associated software and hardware costs.

Customers

        Travel Suppliers.    Our travel supplier base includes approximately 465 airlines, 225 hotel chains and 35 car rental companies. The table below depicts our largest travel suppliers in the airline, car rental and hotel chain categories in 2003.

Airlines	Car Rental Companies	Hotels
American Airlines	Avis	Marriott
Delta Air Lines	Dollar	Hampton Inns
Northwest Airlines	Hertz	Hilton Hotels
United Air Lines	National	Holiday Inn

        Our top five and top ten travel suppliers (all of which are airlines) represented approximately 54% and 66%, respectively, of our total revenues in 2003.

        Travel Agencies.    Our travel agencies include approximately 16,000 traditional travel agency locations in more than 70 countries and approximately 50 online travel agencies, including four of the largest online travel agencies in the world. The table below depicts our largest travel agencies in the traditional travel agency and online travel agency categories in 2003.

Traditional	Online
American Express	Expedia
MyTravel Group	Hotwire.com
Northwestern Travel Management	Lastminute.com
USA Gateway Travel	Orbitz
World Travel/BTI	Priceline

Our top five and top ten travel agencies generated approximately 45% and 50%, respectively, of our total transactions in 2003.

Sales and Marketing

        Our sales and support professionals are located in more than 25 countries and are responsible for maintaining the relationship and growing the business with our large and diverse constituencies of travel suppliers and travel agencies. We employ a dedicated sales and customer support force which specializes in meeting the needs of our travel suppliers and travel agencies.

        Travel Supplier/Information Technology Services.    Our travel supplier sales and support professionals maintain our business relationships with the hundreds of travel industry suppliers that distribute services electronically. This group also sells our hosting, information technology and transaction-based services. They focus on meeting the needs of their customers on a segmented basis. Dedicated hotel and car industry salespeople serve those respective customers, while airline distribution salespeople sell to airline customers and potential customers. We also maintain a separate team of hosting, information technology and transaction-based salespeople to market these specific services that we offer to airlines and others.

        Travel Agencies.    We maintain teams of sales and support professionals to service each type of travel agency customer. Dedicated account management teams, consisting of business development, technical support and operational support specialists, maintain the relationship and support the needs of our largest consumer online travel agencies, including Expedia, Hotwire, Orbitz and Priceline. These sales and support professionals are focused on tailoring our e-commerce and other capabilities to meet the specific and unique needs of our online travel agencies.

        Our traditional travel agency sales group segments our traditional travel agencies by size and geography. Sales and support professionals contact or visit our traditional travel agencies on a regular basis to promote usage of our GDS, introduce new products and services and negotiate contract renewals. Sales people also call on specifically targeted travel agencies to negotiate and facilitate their use of our GDS. For our largest and most important travel agencies, we employ dedicated strategic accounts sales groups. Most of our smaller traditional travel agencies receive their sales and service support through an efficient and cost-effective inside sales telemarketing group.

Competition

        GDS Market.    The marketplace for travel distribution is large, multi-faceted and highly competitive. In the GDS market, we compete primarily with three other GDS companies: Amadeus, Galileo and Sabre. Our share of the GDS airline market, based upon 2003 airline transactions, totaled approximately 30% in the U.S. and approximately 17% worldwide. Each of our primary competitors offers products and services similar to ours. We believe competition in the GDS market occurs primarily on the basis of the following criteria:

  •
  travel supplier and travel agency relationships;

  •
  product features, functionality and performance;

  •
  travel supplier participation levels and availability of inventory;

  •
  technology;

  •
  customer and marketing support;

  •
  global service capability; and

  •
  service, prices and inducements to travel agencies.

        In addition to making their travel-related products and services available through a GDS, travel suppliers are increasingly utilizing alternate channels of distribution designed to directly connect with consumers without the use of a GDS, which may shift business away from us. One alternate method involves travel suppliers giving consumers direct access to their inventory. Examples of this method include travel supplier proprietary websites, internal reservation call centers and ticket offices. A second alternate method involves travel suppliers providing their inventory directly to online and traditional travel agencies without the use of a GDS. Recent examples of this include participation by several airlines, such as American, AmericaWest Airlines, Continental Airlines and Northwest in a direct connect link with Orbitz. The creation of travel supplier joint ventures, such as Orbitz (founded and controlled by major U.S. airlines), Opodo (controlled by large European airlines and Amadeus) and Travelweb (owned primarily by several U.S. hotel chains), could enhance development of this method.

        Although we potentially face new competitors, there are several barriers to entry into the GDS business, including:

  •
  the costs and length of time required to assemble the hardware complexes, develop the sophisticated intellectual property of a GDS, and compile the needed databases of travel information;

  •
  the costs and length of time required to establish new relationships and negotiate distribution agreements with a wide range of travel suppliers; and

  •
  the costs and length of time required to establish new relationships and negotiate agreements with travel agencies, which are generally operating under multi-year contracts with existing GDSs and which incur switching costs in converting to a new GDS.

        Information Technology Services Market.    Competition within the information technology services market is segmented by the type of service offering. Internal reservation and other system services competitors include Amadeus, EDS, Navitaire, Sabre and Unisys/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines, such as Aer Lingus's Astral System or KLM's Corda system. Competitors for data center and network outsourcing services include EDS, Galileo, IBM, Sabre and Unisys/SITA. Our competitors for information technology consulting include Accenture, Booz, Allen & Hamilton Consulting, Cap Gemini, Ernst & Young, CSC, EDS, IBM, Sabre and Unisys/SITA.

Technology and Operations

        We continuously invest in technology, software and hardware. We believe that we will benefit from economies of scale as our technology and infrastructure are readily expandable and can support incremental volume without significant additional investment. Our GDS is capable of sustained processing of more than 9,500 peak messages per second with currently installed hardware. For the year ended December 31, 2003, the average transaction rate for our transaction processing facility, or TPF, systems was 3,519 messages per second. The physical plant is continually being advanced to leverage technologies that improve our efficiency, performance, speed to market, reliability, security and uptime requirements.

        Significant efforts over the last three years have moved our infrastructure from one supporting primarily legacy technology protocols and platforms to one focused on IP-based technologies. This has been key to enabling creation of a hybrid computing environment that leverages TPF for very high volume transaction processing but supports seamless incorporation of more open platforms for flexibility. This hybrid environment provides quicker time to market, options to use third-party software products, richer content support and cost effective hardware choices when very high transaction volumes are not an issue.

        We manage a large data network interconnecting customers around the globe. We partner with key global network suppliers to deliver a range of network options to match our diverse customer base. The network solutions are optimized for the location, capacity, reliability and business goals of the customer. We offer two categories of IP-based network solutions. The first leverages the Internet to provide a low cost, high value solution, and the second provides customers with a private managed frame relay network to allow predictable capacity, high availability and security.

        We have designed and implemented our Internet network to assure the availability of this strategic connection to the travel marketplace. Our connection to the Internet is maintained through AT&T and Uninet S.A. de C.V. We use Internet connectivity to provide solutions for internal corporate access, business partner connections and consumer access to both Worldspan hosted and branded Internet products and services.

        We have been a leader in adopting Internet protocol, or IP, networks to support our growth and lower our costs. Through partnerships with global network providers, our customers are able to manage capacity and security issues via standard, open IP-based technologies. We utilize two primary network providers (AT&T and SITA) to provide a frame relay network to connect customers to our data center. AT&T provides services for the North American market, except for Mexico where Uninet provides coverage, and SITA provides services in Europe, the Middle East, Africa and Asia. In some smaller markets local providers provide network services to our customers.

Employees

        On December 31, 2003, we had a worldwide staff of about 2,530 employees. Of these, about 1,450 were located at our headquarters and data center in Atlanta, Georgia and about 580 were located in Kansas City, Missouri. Other larger employee facilities include an office in London, England with about 160 employees, an office in Ft. Lauderdale, Florida with about 80 employees, and an office in Mexico City, Mexico with about 50 employees. The balance of the employees are located in smaller facilities in Europe, South America, the Middle East, Africa and Asia or are based in field locations or work out of their homes.

        Our employees perform a large number of functions including applications and systems programming, data center and telecommunications operations and support, marketing, sales, customer training and support, finance, human resources, and administration. We have organized our employees into the following eight worldwide areas, each with the specified number of employees as of December 31, 2003: Product Solutions—1,060 employees; Technology Operations—480 employees;

Travel Distribution—590 employees; e-Commerce—80 employees; Corporate Planning and Development—90 employees; Finance—170 employees; Product Planning—20 employees; Legal, Human Resources and Marketing Communications—40 employees. We consider our current employee relations to be good. None of our employees is represented by a labor union.

GDS Industry Regulation

        GDSs are regulated by the U.S., the European Union ("E.U.") and other countries in which we operate. The U.S. Department of Transportation ("DOT") and the European Commission ("EC") are the relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are currently reexamining their GDS regulations and appear to be moving towards deregulation.

        On January 31, 2004, most DOT rules governing GDSs were lifted. The DOT rules no longer contain any rules that apply uniquely to GDSs that are owned or marketed by airlines. One remaining rule continues an existing requirement that GDSs refrain from biasing flight listings in favor of some airlines to the disadvantage of others. A second rule prohibits a GDS from requiring an airline to provide all fares as a condition of participation in its system. These remaining DOT rules will be phased out at the end of July 2004.

        E.U. regulations continue to address the participation of airline GDS owners in other GDSs. In general, these rules are directed at regulating competitive practices in the E.U.'s electronic travel distribution marketplace. Among the major principles generally addressed in the current E.U. regulations are:

  •
  Displays of airline information.  GDSs must provide computer-screen displays of airline services that are non-discriminatory, based on objective criteria, and that do not use airline identity in ordering the display of services;

  •
  Treatment of airlines and airline information by GDSs.  Any GDS subject to the regulations ("a Covered GDS") must provide data related to bookings through its system to participating airlines that is as complete, accurate and timely as the information given to its airline owners;

  •
  Non-discrimination in fees charged to airlines for GDS products and services.  GDSs must offer the same fees to all airlines for the same level of service and if a Covered GDS offers any enhancements to an airline that is an owner of that GDS, then it is required to offer the enhancements to other airlines on a non-discriminatory basis;

  •
  Participation by airlines owners of a GDS in other GDSs.  Covered GDSs must update information for all participating airlines with the same degree of care and timeliness and provide marketing and booking information to participating airlines on non-discriminatory terms;

  •
  Relationships with Covered Subscribers.  GDSs must allow subscribers covered by the regulations ("Covered Subscribers") to terminate their GDS subscriber contracts on three months' notice after the first year of the agreement and allow the Covered Subscriber's use of another system; and

  •
  Use of third-party hardware, software and databases.  GDS-owner airlines are prohibited from linking the payment of commissions to Covered Subscribers to the Covered Subscriber's use of the GDS of which the airline is an owner, requiring a Covered Subscriber to use the GDS of which the airline is an owner, and banning Covered Subscribers from using hardware or software provided by third parties in connection with the system's equipment, unless that hardware or software threatens to impair the integrity of the system.

        The EC has begun the process of reviewing the GDS regulations for possible changes, including eliminating some or all of these regulations. The EC has not yet published any proposed new GDS regulations, and it is unknown when or if the EC may issue proposed and/or final regulations or what form they may take.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport ("Transport Canada"). In October 2003, Transport Canada published its proposed amendments to the Canadian GDS regulations, which include:

  •
  eliminating the "obligated carrier" rule, which requires larger airlines in Canada to participate equally in the GDSs; and

  •
  eliminating the requirement that transaction fees charged by GDSs to airlines be non-discriminatory.

        In November 2003, Worldspan submitted written comments to the proposed amended regulations, advocating for complete deregulation of the GDS industry in Canada. On February 9, 2004, Worldspan attended a public meeting sponsored by the Parlimentary Secretary to the Canadian Minister of Transport regarding the proposed amendments to Canada's GDS rules. At the meeting, Worldspan again advocated for complete deregulation of the GDS industry in Canada.

        GDS regulations also exist in Peru and there is a possibility of additional regulation in other jurisdictions. Several countries have examined, or are examining, the possibility of GDS regulation, including Brazil, Australia, and some Middle Eastern countries.

Other Regulation

        There also exists privacy and data protection legislation in numerous jurisdictions around the world, including the E.U. through its Data Protection Directive (and implementing statutes of this Directive in the E.U. Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the E.U. Member States. In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Computer-Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. For example, we are one of the defendants in a class action lawsuit arising from disclosures by Northwest of passenger data to a U.S. government agency. It is expected that our business will continue to be impacted by privacy and data protection legislation.

        We may be impacted by regulations affecting issues such as exports of technology, telecommunications and electronic commerce. Some portions of our business, such as our online travel agency distribution, may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

        In addition, we are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment, health and safety and labor. Based on continuing internal review and advice from independent consultants, we believe that we are currently in substantial compliance with applicable environmental requirements and health and safety and labor laws. We do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements.

Intellectual Property Rights

        We use software, business processes and other proprietary information to carry out our business. These assets and related copyrights, trade secrets, trademarks, patents and intellectual property rights are significant assets of our business. We rely on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation are protected under trade secret and copyright laws where appropriate. We also seek statutory and common law protection of our trademarks where appropriate. In addition, we are seeking patent protection for key technology and business processes of our business. The laws of some foreign jurisdictions provide less protection than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us and there can be no assurance that our legal remedies would adequately compensate us for the damages to our business caused by such use.

Availability of Reports and Other Information

        Our Internet website address is http://www.worldspan.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.

Risk Factors

        As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Risks Relating to Our Business

Dependence on Travel Industry—Our revenues are highly dependent on the travel industry, and particularly on the airlines, and a substantial decrease in travel bookings could adversely affect us.

        Substantially all of our revenues are derived from airlines, hotel operators, car rental companies and other suppliers in the travel industry. Our revenues increase and decrease with the level of travel activity and are therefore highly subject to declines in or disruptions to travel. In particular, because a significant portion of our revenues are derived from transaction fees generated by airline bookings and airline outsourcing services, our revenues and earnings are especially sensitive to events that affect airline travel, the airlines that participate in our GDS and the airlines that obtain travel information technology services from us. Our business could also be adversely affected by a reduction in bookings on the airlines that participate in our GDS as a result of those airlines losing business for other reasons, including losing market share to other airlines, such as low-cost carriers, that do not participate in our GDS. In addition, travel expenditures are seasonal and are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns, which could also reduce our revenues and profits.

        The downturn in the commercial airline market, together with the terrorist attacks of September 11, 2001, the global economic downturn, SARS and the war and continuing conflict in Iraq, have adversely affected the financial condition of many commercial airlines and other travel suppliers. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. A substantial portion of our revenues are derived from transaction fees received directly from airlines and from the sale of products and services directly to airlines. If an airline declared bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline or a rejection by the airline of some or all of our agreements with it, all of which could have a material adverse effect on our business, financial condition and results of operations.

Susceptibility to Terrorism and War—Acts of terrorism and war could have an adverse effect on the travel industry, which in turn could adversely affect our business.

        Travel is sensitive to safety and security concerns, and thus declines after occurrences of, and fears of future incidents of, terrorism and hostilities that affect the safety, security and confidence of travelers. For example, the start of the war in Iraq in March 2003 and the continuing conflict and the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Future revenues may be reduced by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies. As an example, escalation of the U.S. Government's terrorist security alert level to code orange or higher may adversely impact demand for air travel. These effects, depending on their scope and duration, which we cannot predict, could significantly impact our business, financial condition and results of operations.

Competition—We operate in highly competitive markets, and we may not be able to compete effectively.

        We seek to obtain as our customers traditional travel agencies, online travel agencies, corporate travel departments and travel suppliers in need of electronic travel distribution and travel information technology services. In all of these areas, we face significant competitors, many of whom are aggressively seeking to divert our customers away from us or to enter into exclusive relationships with travel-related businesses. In our electronic travel distribution segment, we compete primarily against other large and well-established GDSs, including those operated by Amadeus, Galileo and Sabre, each of which may have greater financial, technical and other resources than we have. These greater resources may allow our competitors to better finance more strategic transactions and more research and development than us and it could allow them to offer more or better products and services for less than we can. In addition, we face competition in the travel agency market from travel suppliers and new types of travel distribution companies that seek to bypass GDSs and distribute directly to travel agencies or consumers.

        In our information technology services segment, there are several organizations offering internal reservation system and related technology services to the airlines, with our main competitors being Amadeus, EDS, Navitaire, Sabre and Unisys/SITA. This segment is highly competitive and the competitors are highly aggressive. If we cannot compete effectively to keep and grow this segment of business, we risk losing customers and economies of scale which could have a negative impact on our operating results.

        Factors affecting the competitive success of GDSs include the timeliness, reliability and scope of the information offered, the reliability and ease of use of the GDS, the fees charged and inducements paid to travel agencies, the transaction fees charged to travel suppliers and the range of products and services available to travel suppliers and travel agencies. We believe that we compete effectively with respect to each of these factors. Deregulation of the GDS industry in the U.S. will likely increase competition between the GDSs. Increased competition could require us to increase spending on marketing or product development, decrease our transaction fees and other revenues, increase inducement payments or take other actions that could have a material adverse effect on our business, financial condition and results of operations.

Travel Supplier Cost Savings—Travel supplier cost savings efforts may shift business away from us or cause us to reduce the fees we charge to suppliers or increase the inducements we offer to travel agencies, thereby adversely affecting our results of operations.

        Travel suppliers, particularly airlines, are aggressively seeking ways to reduce distribution costs and, through the use of the Internet and otherwise, are seeking to decrease their reliance on global distribution systems including us. Travel suppliers have increasingly been providing direct access to their inventory through their own websites and through travel agencies, which potentially bypass GDSs. Recent examples of this include American's, AmericaWest Airlines, Continental Airlines' and Northwest's participation in a direct supplier link with Orbitz. In addition, various airlines and hotels have established their own travel distribution websites, and several have created multi-supplier travel distribution websites (such as Orbitz in the United States and Opodo in Europe). Some of these travel suppliers offer lower prices when their products and services are purchased directly from these supplier-related distribution channels. These lower prices are not always available to us. Some of these travel suppliers are also not providing their lowest fares to GDSs unless the GDS provides them with lower transaction fees. These practices may have the effect of diverting customers away from us to other distribution channels, including websites, or of forcing us to reduce our transaction fees, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels.

        In recent months, some airlines have differentiated the fare content that they provide to us and to our GDS competitors. Some fare content has been provided to GDSs at no additional charge under standard participation agreements, and other content, such as web fares, has been withheld unless the GDS agrees to provide discounts, payments or other benefits to the airline. We have recently entered into fare content agreements with Delta, Northwest and United Air Lines pursuant to which each airline has agreed (subject to the exceptions contained in the agreements) to provide our traditional travel agencies in the territories covered by the agreements with substantially the same fare content (including web fares) it provides to the traditional travel agencies of other GDSs in exchange for monthly fee payments from us to each airline and subject to us keeping steady the average transaction fees paid by each airline for traditional travel agency bookings in the territories covered by the agreements. Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We believe that obtaining similar fare content from other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with some other major airlines. We expect that our fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines which could have a material adverse effect on our business, financial condition and results of operations. In addition, our fare content agreements are subject to several conditions, exceptions, term limitations and termination rights. There is no guarantee that the participating airlines will continue to provide their fare content to us to the same extent as they do at the current time. The loss or substantial reduction in the amount of fare content received from the participating airlines could negatively affect our business, financial condition and results of operations.

        In addition, some travel suppliers have reduced or eliminated commissions paid to both traditional and online travel agencies. The reduction or loss of commissions may cause travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid inducements. We may have to increase inducement payments or incur other expenses in order to compete for travel agency business.

Dependence on Airlines—We depend on a relatively small number of airlines for a significant portion of our revenues and the loss of any of our major airline relationships would harm us.

        We depend on a relatively small number of airlines for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 54% of our total 2003 revenues, while our ten largest airline relationships represented an aggregate of approximately 66% of our total 2003 revenues. We expect to continue to depend upon a relatively small number of airlines for a significant portion of our revenues. In addition, although we expect to continue our relationships with these airlines, our airline contracts can be terminated on short notice. Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships, including due to the bankruptcy of an airline, could have a material negative impact on our business, financial condition and results of operations.

Dependence on Online Travel Agencies—We are highly dependent on a small number of large online travel agencies, and the success of our business depends on continuing these relationships and the continued growth of online travel commerce.

        In 2003, Expedia, Hotwire, Orbitz and Priceline represented approximately 43% of our total transactions. Expedia represented a substantial amount of our total transactions, accounting for over 10% of our total revenues. While we have long-term contracts with Expedia, Orbitz and Priceline, Expedia has the right to renegotiate the inducements payable to it by us every three years (with the next renegotiation right scheduled for July 2004), and it can terminate its contract with us if we cannot reach an agreement on inducements. Hotwire has the right to terminate its contract with us for any reason on 90 days advance notice. In addition, our contracts with Expedia, Orbitz, Priceline, and Hotwire allow the online travel agencies to terminate their relationships with us in the event of, among other things, payment or service level defaults by us and, in some circumstances, changes of control. For instance, in September 2003, Orbitz notified us of its intention to terminate its agreement with us due to an alleged material service level failure by us under the agreement. Following discussions between us and Orbitz, Orbitz rescinded its notice of contract termination, and the contract dispute has been resolved. Although both parties currently continue to operate under the agreement, we can not assure you that Orbitz or another travel agency will not attempt to terminate its agreement with us in the future. If we were to lose and not replace the transactions generated by any of these online travel agencies, our business, financial condition and results of operations would be materially adversely impacted. In addition, if other online travel agencies become more successful or new online travel agencies emerge and we lose online transaction volumes as a result, that could have a material adverse effect on our business, financial condition and results of operations.

        In addition, our growth strategy relies on the continuing growth in the travel industry of the Internet as a distribution channel. If consumers do not book significantly more travel online than they currently do and if the use of the Internet as a medium of commerce for travel bookings does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected. Consumers have historically relied on traditional travel agencies and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products and services. The success of our business is dependent on the number of consumers who use the Internet to make travel bookings increasing significantly.

Travel Agency Competition—Industry consolidation and increased competition for travel agencies may result in increased expenses and reduced revenue and market position.

        Competition among GDSs to attract and retain travel agencies is intense. The reduction in and, in some cases, elimination of supplier-paid commissions has forced some travel agencies to close or to combine with other travel agencies, thereby shrinking the pool of available travel agencies. In addition, in competitive markets, we and other GDSs offer discounts, incentive payments and other inducements to travel agencies if productivity or transaction volume growth targets are achieved. In order to compete effectively, we may need to increase inducements, increase spending on marketing or product development, make significant investments to purchase strategic assets or take other costly actions. Although expansion of the use of these inducements could adversely affect our profitability, our failure to continue to provide inducements could result in the loss of some travel agency customers. If we were to lose a significant portion of our current base of travel agencies to a competing GDS or if we were forced to increase the amounts of these inducements significantly, our business, financial condition and results of operations could be materially adversely affected.

Relationships with Our Founding Airlines—A significant portion of our current revenues are attributable to our founding airlines, and there is no guarantee that these airlines will continue to use our services to the same extent that they did when they owned us or that they will not indirectly compete with us.

        Each of American, Delta and Northwest has important commercial relations with us, and, in 2003, revenues received from our founding airlines represented, in the aggregate, approximately 39% of our revenues. Approximately 79% of this revenue was from transaction fees and the balance was derived from information technology services provided to Delta and Northwest. Delta is the largest single travel supplier utilizing our GDS, as measured by transaction fee revenues, generating transaction fees that accounted for approximately 14% of our 2003 revenue, while Northwest and American represent approximately 9% and 8%, respectively. In addition, approximately 86% of our information technology services revenues, which represented approximately 9% of our total revenues in 2003, are derived from providing processing, software development and other services to Delta and Northwest. As part of our acquisition by WTI, Delta and Northwest entered into agreements with us pursuant to which, among other things, they agreed to (i) not terminate their participation in our GDS, (ii) continue to use us to outsource their internal reservation system and other airline support services, (iii) not compete with us as a GDS and (iv) continue to provide exclusive marketing support for our business. As part of our acquisition by WTI, American entered into agreements with us pursuant to which, among other things, it agreed to (i) not terminate its participation in our GDS and (ii) not compete with us as a GDS. However, these agreements are subject to several conditions, exceptions, time limitations and termination rights. Although we believe that each founding airline will continue to distribute its travel services through our GDS and that Delta and Northwest will continue to use our information technology services, there is no guarantee that our founding airlines will continue to use these services to the same extent as they did prior to our acquisition or at all. In addition, although each founding airline is obligated not to operate a GDS for three years after our aquisition, there is no guarantee that our founding airlines will not indirectly compete with us in some or all of our markets, such as through supplier direct connections which could bypass our GDS. The loss or substantial reduction of fees from any of our founding airlines, or direct or indirect competition from any of our founding airlines, could negatively affect our business, financial condition and results of operations.

        For instance, the information technology services that we perform for Delta include computer functionality known as "PNR Sync." In 2003, Delta notified us that it intended to terminate PNR Sync. Following discussions with Delta relating to the mutual benefits of PNR Sync to Delta and us, we reached an agreement with Delta in December 2003 to continue to provide PNR Sync to Delta for a minimum three-year period at a fixed price and subject to several conditions, term limitations and termination rights. A termination of the PNR Sync functionality by Delta would represent a material adverse effect on our business, financial condition and results of operations. Additionally, in March 2004, Delta notified us that our GDS transaction fee pricing did not satisfy the conditions of our marketing support agreement with Delta. Delta indicated that, until we modify our GDS transaction fee pricing, it would suspend marketing support of us and the discount that Delta has provided to us for business travel. Pursuant to the agreement, we are working with Delta to review the relevant data and to resolve these issues.

FASA Credits—The FASA credits and FASA credit payments owed under the FASAs may continue despite a significant reduction in or termination of FASA revenues.

        Pursuant to our founder airline services agreements, or FASAs, with each of Delta and Northwest, we are obligated to provide monthly FASA credits to Delta and Northwest to be applied against FASA service fee payments due from those airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate of approximately $116.7 million to each of Delta and Northwest as of December 31, 2003. Our obligations to provide these FASA credits to Delta and Northwest may continue despite a significant reduction in service fee payments from Delta or Northwest under the FASAs, as applicable. For instance, if Delta or Northwest reduces or ceases operations in a way that reduces or eliminates the amount of airline services the airline obtains from us under its FASA, our FASA credit obligations will remain, although its failure to comply with its software development minimum and exclusivity obligations will constitute a breach of its agreement. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In addition, if we terminate the FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. As a result, there could be a significant reduction in the revenues we receive from Delta and/or Northwest under the FASAs while our obligations to provide FASA credits and make FASA credit payments to Delta and/or Northwest, as applicable, would continue without interruption.

        In addition, Delta or Northwest may terminate its FASA due to our failure to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement. Furthermore, such a termination by Delta or Northwest of its FASA will constitute an event of default under our senior credit facility and may constitute a default under any other of our future senior credit facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding under our senior credit facility and any of our future credit facilities to be immediately due, and the lenders thereafter could foreclose upon the assets securing our senior credit facilities. In that event, we cannot assure you that we would have sufficient assets to repay all of our obligations, including our senior notes and the related guarantees. If the event of default is waived by the applicable lenders under our senior credit facilities or our senior credit facilities are no longer outstanding, the remaining portion of the FASA credits deliverable by us to the terminating airline will not be provided according to the eight-and-a-half year schedule and will instead be payable in cash to the terminating airline as and when, and only to the extent that, we are permitted to make such payments as "Restricted Payments" under the restricted payment covenant test contained in the indenture governing our senior notes. In such a circumstance, we will be required to make FASA credit payments to a terminating airline at a time when such airline is no longer paying FASA service fees to us. Although we have historically satisfied the relevant FASA performance standards under our predecessor services agreements with Delta and Northwest, we cannot assure you that we will continue to satisfy those standards and that the FASAs will not be terminated by Delta or Northwest. A termination of one or both of the FASAs under any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

Critical Systems—Our systems may suffer failures, capacity constraints and business interruptions, which could increase our operating costs, decrease our revenues and cause us to lose customers.

        The reliability of our GDS is critical to the success of our business. Much of our computer and communications hardware is located in a single data center located near Atlanta, Georgia. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, war or similar events. Computer malfunctions, computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions and delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in, or unreliability of, the data center or computer systems.

        In addition, we rely on several communications services companies in the United States and internationally to provide network connections between our data center and our travel agencies' access terminals and also our travel suppliers. In particular, we rely upon AT&T and SITA, which is owned by a consortium of airlines and other travel-related businesses, to maintain our data communications and to provide network services in the United States and in many countries served by us. We occasionally experience network interruptions and malfunctions that make our global distribution system or other data processing services unavailable or less usable. Any significant failure or inability of AT&T, SITA or other communications companies to provide and maintain network access could have a material adverse effect on our business, financial condition and results of operations.

Protection of Technology—We may not protect our technology effectively, which would allow competitors to duplicate our products and services. This could make it more difficult for us to compete with them.

        Our success and ability to compete depend, in part, upon our technology. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation, however, are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the United States. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damages caused by unauthorized use.

        In addition, licenses for a number of software products have been granted to us. Some of these licenses, individually and in the aggregate, are material to our business. Although we believe that the risk that we will lose any material license is remote, any loss could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property—Our products and services may infringe on claims of intellectual property rights of third parties, which could adversely affect our business.

        We do not believe that any of our products, services or activities infringe upon the intellectual property rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products, services or activities. Any infringement claim, with or without merit, could result in substantial costs and diversion of management and financial resources, and a successful claim could effectively block our ability to use or license products and services in the United States or abroad or cost us money. Any infringement claim, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Technological Change—Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products and services to customers.

        Our industry is subject to rapid technological change as travel suppliers, travel agencies and competitors create new and innovative products and services. Our ability to compete in our business and our future results will depend, in part, upon our ability to make timely, innovative and cost-effective enhancements and additions to our technology and to introduce new products and services that meet the demands of travel suppliers, travel agencies and other customers. The success of new products and services depends on several factors, including:

  •
  identifying the needs of travel suppliers, travel agencies and other customers;

  •
  developing and introducing effective new products and services in a timely and efficient manner;

  •
  managing the cost of new product development and operations;

  •
  differentiating new products and services from those of our competitors; and

  •
  achieving market acceptance of new products and services.

        In addition, maintaining the flexibility to respond to technological and market changes may require substantial expenditures and lead time. There can be no assurance that we will successfully identify and develop new products or services in a timely manner, that products, technologies or services developed by others will not render our offerings obsolete or noncompetitive or that the technologies in which we focus our research and development investments will achieve acceptance in the marketplace.

        Our technology infrastructure is largely fixed. As a result, in the event of a significant reduction in transaction volumes or revenues, technology costs would remain relatively constant. If a reduction continued for a prolonged period, our business, financial condition and results of operations could be materially adversely affected.

Regulatory Risks—Regulatory developments could limit our ability to compete by restricting our flexibility to respond to competitive conditions.

        GDSs regulated by the U.S., the European Union ("E.U.") and other countries in which we operate. The U.S. Department of Transportation ("DOT") and the European Commission ("EC") are the relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are examining their GDS regulations and appear to be moving toward deregulation. Regulatory changes in the U.S., E.U. or other countries could have a material adverse effect on our business, financial condition and results of operations.

        On January 31, 2004, most DOT rules governing GDSs were lifted. The remaining DOT rules will be phased out at the end of July 2004. The DOT rules no longer contain any rules that apply uniquely to GDSs that are owned or marketed by airlines. Deregulation in the U.S. could create uncertainty as to established GDS business models. Discontinuance of the rules could facilitate efforts by the airlines to divert travel bookings to distribution channels that they own and control and could also facilitate movement of travel agencies from one GDS to another. In addition, elimination of the rule prohibiting discrimination in airline fees could affect transaction fee revenues.

        E.U. regulations continue to address the participation of airline GDS owners in other GDSs. In general, these rules are directed at regulating competitive practices in the E.U.'s electronic travel distribution marketplace. Among the major principles generally addressed in the current E.U. regulations are:

  •
  displays of airline information;

  •
  treatment of airlines and airline information by GDSs;

  •
  non-discrimination in fees charged to airlines for GDS products and services;

  •
  participation by airline owners of a GDS in other GDSs;

  •
  relationships with subscribers covered by the regulations; and

  •
  use of third-party hardware, software and databases.

        The EC is engaged in a comprehensive review of its rules governing GDSs. It is unclear at this time when the EC will complete its review and what changes, if any, will be made to the E.U. rules.

We could be unfairly and adversely affected if the E.U. rules are retained as to traditional global distribution systems used by travel agencies but are not applied to businesses providing comparable services, such as travel distribution websites owned by more than one airline. In addition, we could be adversely affected if changes to the rules, changes in interpretations of the rules, or new rules increase our cost of doing business, limit our ability to establish relationships with travel agencies, airlines, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Continued GDS regulation in the E.U. and elsewhere, while GDS regulations are being abolished in the U.S., could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport ("Transport Canada"). In October 2003, Transport Canada published its proposed amendments to the Canadian GDS regulations, which include eliminating the "obligated carrier" rule, which requires larger airlines in Canada to participate equally in the GDSs, and eliminating the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Elimination of the obligated carrier rule in Canada could result in Air Canada, the dominant Canadian airline, choosing distribution channels that it owns and controls or choosing distribution through another GDS.

Privacy and Data Protection—Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation in numerous jurisdictions around the world, including the E.U. through its Data Protection Directive (and variations of this Directive in the E.U. Member States). This legislation is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if the legislation is expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation in ways that negatively affect our business, financial condition and results of operations.

        In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Computer-Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. For example, we were initially named as one of the defendants in a class action lawsuit arising from disclosures by Northwest of passenger data to a U.S. government agency. An amended and consolidated class action lawsuit was recently refiled in this case and we are no longer a named defendant in the matter. We are evaluating whether we have any future liability arising from this matter. While we do not believe that this matter is material, other privacy developments that are difficult to anticipate could impact our business, financial condition and results of operations.

Key Employees—Our ability to attract, train and retain executives and other qualified employees is crucial to results of operations and future growth.

        We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the GDS industry. The specialized skills needed by our business are time-consuming and difficult to acquire and in short supply, and this shortage is likely to continue. A lengthy period of time is required to hire and train replacement personnel when skilled personnel depart the company. An inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

Business Combinations and Strategic Investments—We may not successfully make and integrate business combinations and strategic investments.

        We plan to continue to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Those transactions with other companies create risks such as difficulty in assimilating the technology, products and operations with our technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; impairment of relationships with existing executives, employees, customers and business partners; and losses that may arise from equity investments. In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise make these transactions on acceptable terms.

Seasonality—Because our business is seasonal, our quarterly results will fluctuate.

        The travel industry is seasonal in nature. Bookings, and thus transaction fees charged for the use of our GDS, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. These factors could cause our revenues to fluctuate significantly from quarter to quarter. Substantial fluctuations in our results of operations could have a material adverse effect on us.

Trade Barriers—We face trade barriers outside of the United States that limit our ability to compete.

        Trade barriers erected by non-U.S. travel suppliers, which are sometimes government-owned, have on occasion interfered with our ability to offer our products and services in their markets or have denied us content or features that they give to our competitors. Those trade barriers make our products and services less attractive to travel agencies in those countries than products and services offered by other GDSs that have these capabilities and have restricted our ability to gain market share outside of the U.S. Competition and trade barriers in those countries could require us to increase inducements, reduce prices, increase spending on marketing or product development, withdraw from or not enter certain markets or otherwise take actions adverse to us.

International Operations—Our international operations are subject to other risks which may impede our ability to grow internationally.

        Approximately 14% of our revenues during the twelve months ended December 31, 2003 were generated through our foreign subsidiaries. We face risks inherent in international operations, such as risks of:

  •
  currency exchange rate fluctuations;

  •
  local economic and political conditions, including conditions resulting from the continuing conflict in Iraq;

  •
  restrictive governmental actions (such as trade protection measures, privacy rules, consumer protection laws and restrictions on pricing or discounts);

  •
  changes in legal or regulatory requirements;

  •
  limitations on the repatriation of funds;

  •
  difficulty in obtaining distribution and support;

  •
  nationalization;

  •
  different accounting practices and potentially longer payment cycles;

  •
  seasonal reductions in business activity;

  •
  higher costs of doing business;

  •
  lack of, or the failure to implement, the appropriate infrastructure to support our technology;

  •
  lesser protection in some jurisdictions for our intellectual property;

  •
  disruptions of capital and trading markets;

  •
  laws and policies of the U.S. affecting trade, foreign investment and loans; and

  •
  foreign tax and other laws.

        These risks may adversely affect our ability to conduct and grow business internationally, which could cause us to increase expenditures and costs, decrease our revenue growth or both.

Exchange Rate Fluctuations—Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.

        While we and our subsidiaries transact business primarily in U.S. dollars and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues are denominated in other currencies, such as the euro and the British pound sterling. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our operating expenses and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the past, we have incurred such losses, including a $1.0 million loss during 2001.

Environmental, Health and Safety Requirements—We could be adversely affected by environmental, health and safety requirements.

        We are subject to requirements of foreign, federal, state and local environmental and occupational health and safety laws and regulations. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we have been or will be at all times in complete compliance with all those requirements or that we will not incur material costs or liabilities in connection with those requirements in the future.

Additional Capital—We may need additional capital in the future and it may not be available on acceptable terms.

        We may require more capital in the future to:

  •
  fund our operations;

  •
  finance investments in equipment and infrastructure needed to maintain and expand our network;

  •
  fund the FASA credit payments;

  •
  enhance and expand the range of services we offer; and

  •
  respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

        We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services.

Substantial Indebtedness—Our substantial consolidated indebtedness could adversely affect our financial condition.

        We have a substantial amount of indebtedness. As of December 31, 2003, our long-term consolidated indebtedness was approximately $440.0 million and our ratio of earnings to fixed charges was 0.4x for the six months ended December 31, 2003. Our substantial consolidated indebtedness could have important consequences to you, including requiring us to spend a substantial amount of our cash flow from operations to make payments in respect of our indebtedness, increasing our vulnerability to adverse general economic or industry conditions and placing us at a competitive disadvantage compared to our competitors with less indebtedness. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the operating and financial restrictions and covenants in our debt instruments could adversely affect our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

        Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Principal Stockholders—Our principal stockholders exercise considerable influence over us.

        As a result of the stock ownership of WTI, our ultimate parent, CVC, certain of its affiliates and OTPP together own beneficially about 91% of WTI's outstanding capital stock. By virtue of their stock ownership, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

ITEM 2.    PROPERTIES

        The table below provides a summary of our principal facilities as of December 31, 2003.

Location	Total Square Feet	Leased or Owned	Principal Function
Atlanta, Georgia	335,003	Leased	Headquarters & administration
Atlanta, Georgia	120,000	Leased	Data center
London, England	24,068	Leased	Office space
Kansas City, Missouri	200,000	Leased	Office space
Ft. Lauderdale, Florida	21,102	Leased	Office space
Mexico City, Mexico	12,099	Leased	Office space

        Some of our office leases are on month-to-month renewals, with our primary office leases expiring during various times from December 2005 to December 2014, subject to renewal options. Our data center lease with Delta expires in 2022. In addition, we have an additional 77,857 square feet leased for 36 office locations around the world. We recently renewed our existing headquarters lease through December 2014, reducing the amount of square footage leased. We believe that our headquarters, other offices and data center are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

ITEM 3.    LEGAL PROCEEDINGS

Legal Proceedings

        In September 2003, we received multiple assessments totaling €39.5 million (equating to approximately $49.6 million as of December 31, 2003) from the tax authorities of Greece relating to tax years 1993-2000. We are currently in the process of filing appeals of these assessments, the outcome of which is currently uncertain. The purchase agreement between our founding airlines and WTI provides that each of our founding airlines will severally indemnify WTI on a net after-tax basis from and against any of our taxes related to periods prior to WTI's acquisition of us. We have informed our founding airlines of the receipt of these assessments and the indemnity obligation of our founding airlines under the purchase agreement relating to WTI's acquisition of us. Because of this indemnity, we believe that amounts paid, if any, to settle this assessment will be reimbursed by our founding airlines and will not have an impact upon our business, financial condition or results of operations.

        In January 2004, we received notice of a class action suit filed in the U.S. District Court for the District of Minnesota in which Worldspan initially was one of the named defendants and which alleges violations of various laws relating to privacy. These allegations arise from disclosures by Northwest of passenger data to a U.S. government agency, a series of events that transpired in 2001 or 2002. We have informed our founding airlines of the filing of this suit and the indemnity obligation of our founding airlines under the purchase agreement relating to WTI's acquisition of us. Due to this indemnity and following our analysis of the facts and the law in the case, we believe that any amounts that we are obligated to pay in this matter will not have a material impact upon our business, financial condition or results of operations. An amended and consolidated class action lawsuit was recently refiled in this case, and we are no longer a named defendant in the matter. We are evaluating whether we have any future liability arising from this matter.

        We are involved in various other litigation proceedings as both plaintiff and defendant. In the opinion of our management, none of these other litigation matters, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We are wholly-owned by Worldspan Technologies Inc., or WTI, a privately owned corporation formerly named Travel Transaction Processing Corporation. There is no public trading market for our equity securities or for those of WTI. As of March 26, 2004, there were 34 holders of WTI Class A Common Stock and one holder of WTI Class B Common Stock.

        On June 30, 2003, CVC, OTPP and certain of their affiliates and certain of our executive officers purchased 319,540.442 shares of WTI Preferred Stock, 78,528,131 shares of WTI Class A Common Stock and 11,000,000 shares of WTI Class B Common Stock for an aggregate purchase price of approximately $347.0 million. Each of these sales were made without registration pursuant to Rule 506 of the Securities Act of 1933, as amended. During the third and fourth quarters of 2003, additional executive officers purchased 780,000 shares of WTI Class A Common Stock for an aggregate purchase price of approximately $0.2 million pursuant to the WTI stock incentive plan. These sales were made without registration pursuant to the exemption provided by Rule 701 of the Securities Act of 1933, as amended. For further information about these transactions and ownership aspects of the WTI Stock, see "Item 13. Certain Relationships and Related Transactions."

        Our senior credit facility contains customary restrictions on our ability, WTI's ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our 9 5/8% Senior Notes due 2011 and notes issued by WTI to American and Delta also contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends. For further information related to the payment of dividends, see the discussion contained in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	Predecessor Basis					Successor Basis
	Year ended December 31				Six months ended June 30, 2003	Six months ended December 31, 2003
	1999	2000	2001	2002
					(Restated)(6)
	(in thousands)
Statement of Operations Data:
Revenues:
Electronic travel distribution	$581,768	$665,176	$762,304	$807,095	$414,933	$396,488
Information technology services	120,336	122,345	126,049	107,774	52,539	32,974

Total revenues	702,104	787,521	888,353	914,869	467,472	429,462
Total operating expenses	628,342	704,346	807,775	802,902	417,969	421,612
Operating income	73,762	83,175	80,578	111,967	49,503	7,850
Interest expense	5,377	4,424	6,515	5,481	2,756	20,891
Net income (loss)	100,597	104,243	63,169	104,819	28,414	(14,700)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$140,417	$141,175	$85,941	$132,101	$43,931	$43,746
Working capital (deficit)(1)	68,378	86,236	22,687	62,831	(20,542)	(17,729)
Property and equipment	159,880	148,483	127,538	115,610	110,711	120,510
Total assets	481,096	509,543	427,894	454,866	385,801	1,119,495
Total debt(2)	48,969	63,162	77,818	93,556	96,807	464,138
Partners' capital	224,809	246,547	137,356	135,602	54,226	416,552
Other Data:
Total transactions using the Worldspan system:(3)
Online	14,608	33,283	54,790	75,896	45,058	45,201
Traditional	139,622	139,353	140,774	116,279	54,063	48,556

Total transactions	154,230	172,636	195,564	192,175	99,121	93,757
Depreciation and amortization	$98,453	$82,153	$83,425	$79,215	$32,322	$52,955
Capital expenditures(4)	67,120	67,226	56,653	56,484	22,840	29,490
Distributions	250,000	80,000	175,000	100,000	110,000	2,120
Ratio of earnings to fixed charges(5)	10.7x	11.8x	6.6x	12.6x	7.4x	0.4x

(1)
Working capital is calculated as current assets (including cash and cash equivalents) minus current liabilities.

(2)
Includes senior notes, term loan and assets acquired under capital leases.

(3)
We designate each travel agency for which we process transactions as traditional or online based on management's belief as to whether a travel agency is traditional or online. The historical transactions data set forth above reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies on a monthly basis and reclassify them as appropriate. Upon a reclassification of a travel agency, all transactions for such travel agency are correspondingly reclassified for all historical and subsequent periods. Accordingly, to the extent we change a designation for a travel agency, the transactions for such travel agency may be reflected in different categories at different times. Based on a recent evaluation of the classifications, we generated total online transactions of 55,753 and 77,021 for the years ended December 31, 2001 and 2002, 45,432 for the six months ended June 30, 2003 and 45,201 for the six months ended December 31, 2003.

(4)
The following table summarizes capital expenditures for the periods indicated:

	Predecessor Basis					Successor Basis
	Year Ended December 31,				Six Months Ended June 30, 2003	Six Months Ended December 31, 2003
	1999	2000	2001	2002
	(dollars in thousands)
Purchase of property and equipment	$52,284	$34,656	$22,337	$12,375	$4,236	$15,961
Assets acquired under capital leases	13,695	26,877	30,703	41,053	17,237	12,134
Capitalized software for internal use	1,141	5,693	3,613	3,056	1,367	1,395

Total capital expenditures	$67,120	$67,226	$56,653	$56,484	$22,840	$29,490

(5)
The ratio of earnings to fixed charges is computed by dividing earnings to fixed charges. For this purpose, "earnings" include income before taxes and income or loss from equity investees. "Fixed charges" include interest costs and such portion of rental expense as can be demonstrated to be representative of the interest factor.

(6)
The Partnership has restated previously reported results to correct for certain accruals and other matters. See Note 15 to the consolidated financial statements for additional information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods prior to July 1, 2003 does not reflect the significant impact that the Acquisition has had and will have on us, including increased leverage and increased liquidity requirements. References to the "company" refer to Worldspan, L.P. The terms "we", "us", "our" and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the "Acquisition" refer to the acquisition by WTI, through its wholly-owned subsidiaries, of the general partnership interests and limited partnership interest of Worldspan, L.P.

        Results discussed for the year ended December 31, 2003 represent the mathematical addition of the Successor basis results of operations and the Predecessor basis results of operations. This approach is not consistent with GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments and (ii) the new basis of accounting established as a result of the Acquisition. We believe that this is the most meaningful way to present our results of operations. Such results are not indicative of what the results for the year ended December 31, 2003 would have been had the Acquisition not occurred.

Overview

        We are a leading provider of mission-critical transaction processing and information technology services to the global travel industry. We are the second largest transaction processor for travel agencies in the United States (the world's largest travel market) and the largest processor globally for online travel agencies as measured by transactions and revenues generated. In 2003, we processed over 65% of online airline transactions made in the United States and processed by a global distribution system, or GDS. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the year ended December 31, 2003, we processed approximately 193 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

        Our business is highly dependent upon the air travel industry. During the first half of 2003, travel booking volumes were significantly depressed industry-wide, affected primarily by the war and on-going conflict in Iraq and concerns over severe acute respiratory syndrome, or SARS. Our leading position in processing online travel transactions provided for growth in our business during the second half of 2003. The recovery that we saw in travel transactions beginning late in the second quarter of 2003 continued during the later part of the year, particularly for our online business. Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to the difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in air travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the decrease in the number of total transactions since the beginning of 2001. Total transactions for the second half of 2003, including airline and hospitality and destination services, were up 3.1% compared to the same period in 2002. For the year ended December 31, 2003, total transactions were up less than 1.0% compared to the same period in 2002.

        During the five-year period ending December 31, 2003, we increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. The average fee per airline transaction increased at a compound annual growth rate of 2.6% from $3.72 per transaction in 1999 to $4.12 per transaction in 2003. We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines. For instance, we have recently entered into three-year fare content agreements with Delta, Northwest and United Air Lines pursuant to which each airline has agreed (subject to the exceptions contained in the agreements) to provide our traditional travel agencies in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for monthly fee payments from us to each airline and subject to us keeping steady the average transaction fees paid by each airline for traditional travel agency transactions in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS for three years. Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these new fare content agreements will provide our traditional travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines. Such payments are reflected as a reduction to revenue in our financial statements.

        We were initially founded by Delta, Northwest and TWA. Although we were owned by Delta, Northwest and American (as successor of TWA) since our inception until the Acquisition, we operated as an autonomous entity during that time. The expenses reflected in our historical financial statements do not reflect any allocation of overhead costs incurred by our founding airlines. For the periods following the Acquisition, our expenses changed as a result of the purchase accounting treatment of the Acquisition and costs associated with financing the Acquisition. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values and any excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased. In addition, for the periods following the Acquisition, our revenues have been affected by the accounting treatment of our obligation to provide FASA credits and make FASA credit payments under the founder airline services agreements, or FASAs, with Delta and Northwest. These payments are accounted for as a reduction to our gross information technology services revenues.

Business Segment Summary

        Our revenues are primarily derived from transaction fees paid by our travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees from our information technology services operations:

  •
  Electronic travel distribution revenues are generated by charging a fee per transaction, which is generally paid by the travel supplier, based upon the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier's internal systems. Revenues are based on the volume of transactions and are not dependent on the revenue earned by the supplier for that booking. We recognize revenue for airline travel transactions in the month the transactions are processed, net of cancellations processed in that month. Revenues for other types of travel transactions are recognized at the time the booking is used by the traveler. Although the substantial majority of our electronic travel distribution revenues are derived from transaction fees paid by travel suppliers, we have entered into agreements with Hotwire and American Express which do not follow this traditional business model. Under our agreement with Hotwire, we generally derive revenues from a service fee payable by Hotwire (rather than the travel supplier) based upon the number of travel transactions booked. Under our agreement with American Express, we charge a transaction fee to American Express (rather than the travel supplier) based upon travel transactions booked or messages processed by us.

            Set forth below is a chart illustrating the flow of payments in a typical consumer travel booking processed by us.

1 Roundtrip Airline Ticket (one connection each way)	4 transactions
1 Car Rental (3 days)	1 transaction
1 Hotel Reservation (3 days)	1 transaction

6 transactions

*
Transaction and inducement fees are for illustrative purposes only.

•
Information technology services revenues are generated by charging a fee for hosting travel supplier inventory, reservations, flight operations and other computer applications within our data center and by providing software development and maintenance services on those applications. Fees paid by travel suppliers are generally based upon the volume of messages processed on behalf of the travel supplier or software development hours performed on the travel supplier's applications. In some cases, we charge fees for access to and usage of certain of our proprietary applications on a per transaction basis. Revenues for information technology services are recognized in the month that the services are provided and are recorded net of the value of the FASA credits earned by Delta and Northwest in the corresponding month.

        Our costs and expenses consist of the cost of electronic travel distribution and information technology services revenues, selling, general and administrative expenses and depreciation and amortization:

  •
  Cost of electronic travel distribution revenues consist primarily of inducements paid to travel agencies, technology development and operations personnel, software costs, network costs, hardware leases, maintenance of computer and network hardware, the data center building, help desk and other travel agency support headcount. As our transactions from online travel agencies increase as a percent of our total transactions, we incur additional inducement and technology costs due to the average inducement paid to our large online customers typically exceeding the average inducement that we pay to traditional travel agencies and due to a higher volume of messages processed per transaction in the online channel compared to traditional travel agency transactions. Cost of information technology services revenues consists primarily of technology development and operations personnel, software costs, network costs, hardware leases, depreciation of computer hardware and the data center building, amortization of capitalized software and maintenance of computer and network hardware.

  •
  Selling, general and administrative expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, a portion of the expenses associated with our facilities, depreciation of computer equipment, furniture and fixtures and leasehold improvements, internal management costs and expenses for finance, legal, human resources and other administrative functions.

Critical Accounting Policies

Accounts Receivable

        We generate a significant portion of our revenues and corresponding accounts receivable from the travel industry and, in particular, the commercial airline industry. As of December 31, 2003, approximately 72.5% of our accounts receivable were attributed to commercial airlines. Our other accounts receivable are generally attributable to other travel suppliers or travel agencies. We evaluate the collectibility of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Our collection risk with respect to our air travel suppliers may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers.

        Since 2001, the travel industry has been adversely impacted by a decline in travel. Our customers have been negatively affected by the continuing lower levels of travel activity. Several major airlines are currently experiencing liquidity problems, leading some airlines to seek bankruptcy protection. Other airlines may seek relief through bankruptcy in the future. We believe that we have appropriately considered these and other factors impacting the ability of our travel suppliers and travel agencies to pay amounts owed to us. However, if demand for commercial air travel further softens due to terrorist acts, war, other incidents involving commercial air transport or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than currently expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. In that event, we would need to increase our reserves for bad debts, which would result in a charge to our earnings.

Booking Cancellation Reserve

        We record revenues for airline transactions processed by us in the month the booking is made. However, if the booking is subsequently cancelled, the transaction fee or fees may be credited or refunded to the airline. Therefore, we record revenues net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical transaction rates. In estimating the amount of future cancellations that will require us to refund a transaction fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without a net loss of revenues. This assumption is based on historical rates of cancellations and re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount, and our revenues could be decreased by a corresponding amount. At December 31, 2003 and 2002, our booking cancellation reserve was $9.7 million and $13.9 million, respectively. The cancellation reserve decreased by $4.2 million in the year ended December 31, 2003 due to a reduced rate of anticipated cancellation activity. This reserve is sensitive to the number of bookings remaining for future travel periods as of each balance sheet date. For example, if bookings for future travel as of December 31, 2003 had been 10% higher, the reserve balance would have been increased by approximately $1.0 million.

Inducements

        We pay inducements to traditional and online travel agencies for their usage of our GDS. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed by us. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates or upon the achievement of specified objectives are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed over the term of the contract. If we change our estimate of the inducements to be paid to travel agencies in future periods, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of sales will increase or decrease accordingly. In addition, we estimate the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If we change our estimates for future recoverability of amounts capitalized, cost of sales will increase as the amounts are written-off.

Lease Classification

        We lease our data center facility and a significant portion of our data center equipment. At the inception of each lease agreement, we assess the lease for capitalization based upon the criteria specified in Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. As of December 31, 2003, our liabilities included $71.1 million in outstanding capital lease obligations.

        During 2002, we entered into a five-year agreement with IBM for hardware, maintenance, software and other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. The minimum payments due under the amended agreement are approximately $287.2 million. The agreement has been accounted for as a multiple-element software arrangement in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The total cost of the agreement is allocated to the various products and services obtained based upon their relative fair values at initiation of the arrangement and each element of the arrangement is accounted for separately as either a capital or period cost, depending on its characteristics. The hardware acquired under this agreement is accounted for in accordance with SFAS 13. In addition, SOP 98-1 requires software licensed for internal use to be evaluated in a manner analogous to SFAS 13 for purposes of determining accounting treatment. At December 31, 2003, we had capital lease balances of $17.1 million associated with this agreement. Certain other costs associated with the agreement are treated as operating leases and are expensed based upon utilization throughout the term of the agreement.

Long-Lived Assets

        We review all of our long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that such indicators are present, we prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we make a number of assumptions, which include, without limitation, future transaction volume levels, price levels and rates of increase in operating expenses. If our projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is reported. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and some intangible assets to no longer be amortized. In addition, goodwill is tested for impairment at the reporting unit level and intangible assets deemed to have an indefinite life and other intangibles are tested for impairment at least annually, or more frequently if impairment indicators arise. We test for impairment of goodwill and other intangible assets by preparing an undiscounted future net cash flow analysis. In preparing this projection, we make a number of assumptions, which include, without limitation, future transaction volume levels, price levels and rates of increase in operating expenses. If our projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is reported. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

Results of Operations

        The following table shows the results of operations derived from our consolidated statements of operations. Results discussed for the year ended December 31, 2003 represent the mathematical addition of the Successor basis results of operations for the six months ended December 31, 2003 and the Predecessor basis results of operations for the six months ended June 30, 2003. This approach is not consistent with GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments and (ii) the new basis of accounting established as a result of the Acquisition. We believe that this is the most meaningful way to present our results of operations. Such results are not indicative of what the results for the year ended December 31, 2003 would have been had the Acquisition not occurred.

        The Partnership has restated previously reported results for the six months ended June 30, 2003 to correct for certain accruals and other matters. See Note 15 to the consolidated financial statements for additional information.

	Predecessor Basis	Successor Basis
	Six months ended June 30, 2003	Six months ended December 31, 2003	Total Year ended December 31, 2003
	(Restated)
	(dollars in thousands)
Revenues
Electronic travel distribution	$414,933	$396,488	$811,421
Information technology services	52,539	$32,974	85,513

Total revenues	467,472	429,462	896,934
Operating Expenses
Cost of revenues excluding developed technology amortization	334,469	319,603	654,072
Developed technology amortization	7,359	11,015	18,374

Total cost of revenues	341,828	330,618	672,446
Selling, general and administrative	76,141	72,724	148,865
Amortization of intangible assets	—	18,270	18,270

Total operating expenses	417,969	421,612	839,581
Operating income	49,503	7,850	57,353
Other Income (Expense)
Interest income	401	295	696
Interest expense	(2,756)	(20,891)	(23,647)
Write-down of impaired investments	—	(1,232)	(1,232)
Equity in gain of investee	130	278	408
Change-in-control expense	(17,259)	—	(17,259)
Other, net	(1,461)	(11)	(1,472)

Total other expense, net	(20,945)	(21,561)	(42,506)

Income (loss) before provision for income taxes	28,558	(13,711)	14,847
Income tax expense	144	989	1,133

Net income (loss)	$28,414	$(14,700)	$13,714

        The following table shows information derived from our consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003 expressed as a percentage of revenues for the periods presented.

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Revenues:
Electronic travel distribution	85.8%	88.2%	90.5%
Information technology services	14.2	11.8	9.5

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	66.3	66.2	72.9
Developed technology amortization	1.4	1.7	2.1

Total cost of revenues	67.7	67.9	75.0
Selling, general and administrative expenses	23.2	19.9	16.6
Amortization of intangible assets	—	—	2.0

Total operating expenses	90.9	87.8	93.6
Operating income	9.1	12.2	6.4
Total other expense, net	(2.1)	(0.6)	(4.7)

Income before provision for income taxes	7.0	11.6	1.7
Income tax (benefit) expense	(0.1)	0.1	0.1

Net income	7.1%	11.5%	1.6%

Comparison of Years Ended December 31, 2003 and December 31, 2002

  Revenues

        Total revenues were $896.9 million in 2003, a $18.0 million or 2.0% decrease from 2002 revenues of $914.9 million. This decrease was primarily attributable to a decline in information technology services revenues as a result of the FASA credits.

        Electronic travel distribution revenues were $811.4 million in 2003, a $4.3 million or 0.5% increase from 2002 revenues of $807.1 million. The increase in revenues was largely attributable to a 1.7% increase in the average fee per transaction charged to air travel suppliers for booking activities. The increase was also attributable to a 8.5% increase in the volume of car and hotel transactions processed. The increase in car and hotel transactions was a result of an increase in our online channel.

        Information technology services revenues were $85.5 million in 2003, a $22.3 million or 20.7% decrease from 2002 revenues of $107.8 million. The decrease was primarily driven by $16.7 million of FASA credits, a decrease in software development activities performed for Delta and a decline in third-party web site hosting revenue.

  Cost of Revenues Excluding Developed Technology Amortization

        Cost of revenues excluding developed technology amortization was $654.1 million in 2003, a $48.3 million or 8.0% increase from 2002 cost of revenues of $605.8 million. Cost of revenues excluding developed technology amortization as a percentage of total revenues increased to 72.9% in 2003 compared to 66.2% in 2002. This increase was primarily driven by higher software license fees and inducements paid to travel agencies, partially offset by lower network costs and depreciation on hardware provided to traditional travel agencies.

        Cost of electronic travel distribution revenues excluding developed technology amortization was $563.5 million in 2003, a $54.8 million or 10.8% increase from 2002 cost of electronic travel distribution revenues excluding developed technology amortization of $508.7 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues increased to 62.8% in 2003 compared to 55.6% in 2002. This increase was primarily driven by a 17.5%

increase in inducements paid to travel agencies and a 21.7% increase in our license fees for software. In addition, we incurred a charge of $4.7 million as a result of terminating a software development agreement with a technology provider. These increases were partially offset by a 16.6% reduction in network charges and a 24.0% reduction in depreciation, principally on hardware provided to traditional travel agencies. Inducements grew due to the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions. Software costs were higher as a result of additional computing capacity added throughout 2003 to support the continued growth of the online channel. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.

        Cost of information technology services revenues excluding developed technology amortization was $90.6 million or 10.1% of total revenues in 2003, a $6.6 million or 6.8% decrease from 2002 cost of information technology revenues excluding developed technology amortization of $97.2 million or 10.6% of total revenues. This decrease was primarily driven by the decrease in software development activities for Delta.

  Developed Technology Amortization

        Developed technology amortization was $18.4 million or 2.1% of total revenues for 2003, a $3.2 million or 21.1% increase from 2002 developed technology amortization of $15.2 million or 1.7% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $148.9 million or 16.6% of total revenues for 2003, a $32.9 million or 18.1% decrease from 2002 selling, general and administrative expenses of $181.8 million or 19.9% of total revenues. The decrease was primarily driven by lower costs for incentive compensation programs and decreased labor costs as a result of the December 2002 and April 2003 workforce reductions. We recorded restructuring charges of $4.6 million in 2003 and $6.1 million in 2002. In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003.

  Amortization of Intangible Assets

        Amortization of intangible assets was $18.3 million or 2.0% of total revenues for 2003, a $18.3 million increase from 2002. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

  Operating Income

        Operating income was $57.4 million for 2003, a $54.6 million or 48.8% decrease from 2002 operating income of $112.0 million. Operating income as a percentage of total revenues decreased to 6.4% in 2003 compared to 12.2% in 2002. This decrease primarily resulted from reduced information technology services revenues, higher inducements paid to travel agencies and amortization of the fair value of amortizing intangible assets.

  Net Interest Expense

        Net interest expense was $23.0 million in 2003, a $19.6 million increase from 2002 net interest expense of $3.4 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

  Income Tax Expense

        Income tax expense attributable to foreign jurisdictions was $1.1 million for 2003, a $0.2 million decrease from 2002 income tax expense of $1.3 million. As a limited partnership, we have historically not been subject to federal income taxes in the United States.

  Net Income

        Net income was $13.7 million for 2003, a $91.1 million or 86.9% decline from 2002 net income of $104.8 million. This decrease was primarily as a result of a $54.6 million decrease in operating income and the interest expense associated with the debt issued in connection with the Acquisition.

Comparison of Years Ended December 31, 2002 and December 31, 2001

  Revenues

        Total revenues were $914.9 million in 2002, a $26.5 million or 3.0% increase from 2001 revenues of $888.4 million. This increase in revenues was primarily attributable to an increase in the average transaction fee, partially offset by a decrease in transaction volumes and a decrease in information technology services revenues as a result of the acquisition of TWA by American in 2001 and the subsequent migration of TWA's activities to American.

        Electronic travel distribution revenues were $807.1 million in 2002, a $44.8 million or 5.9% increase from 2001 revenues of $762.3 million. The increase in revenues was largely attributable to a 7.0% increase in the average transaction fee charged to air travel suppliers for booking activities and a 11.3% increase in the volume of car and hotel transactions processed. The increase in car and hotel transactions were a result of an increase primarily through our online travel agencies. The increase in revenues was partially offset by a 2.5% decrease in airline transactions due to reduced demand for air travel following the terrorist attacks in September 2001.

        Information technology services revenues were $107.8 million in 2002, an $18.3 million or 14.5% decrease from 2001 revenues of $126.0 million. The decrease in revenues was largely attributable to the purchase of the assets of TWA by American Airlines in 2001 and the resulting migration of services previously performed by us on behalf of TWA into the operations of American Airlines during 2001. Software development activities performed for Northwest Airlines and Delta Air Lines also decreased compared to 2001.

  Cost of Revenues Excluding Developed Technology Amortization

        Cost of revenues excluding developed technology amortization was $605.8 million in 2002, a $17.2 million or 2.9% increase from 2001 cost of revenues excluding developed technology amortization of $588.6 million. Cost of total revenues excluding developed technology amortization as a percentage of total revenues in 2002 was relatively consistent with 2001. The $17.2 million increase was primarily attributable to higher software license fees and inducements paid to travel agencies, partially offset by lower network costs, decreased utilization of third party professional services, reductions in headquarters space rented and lower advertising promotional activities.

        Cost of electronic travel distribution revenues excluding developed technology amortization was $508.7 million in 2002, a $33.3 million or 7.0% increase from 2001 cost of electronic travel distribution revenues excluding developed technology amortization of $475.4 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues increased to 55.6% in 2002 compared to 53.5% in 2001. This increase is primarily attributable to a 32.4% increase in inducements paid to travel agencies and a 15.5% increase in our software license fees. Inducements paid to online travel agencies, which tend to be higher than those paid to traditional travel agencies, grew primarily as a result of the continuing shift to the online channel. Licenses for systems software grew largely as a result of increased computing capacity requirements necessitated by the shift to the online channel. The increase in costs was partially offset by a decrease in our costs for network services as a result of increased utilization of online travel technologies.

        Cost of information technology services revenues excluding developed technology amortization was $97.2 million or 10.6% of total revenues in 2002, a $16.1 million or 14.2% decrease from 2001 cost of information technology services revenues excluding developed technology amortization of $113.3 million or 12.8% of total revenues. The decrease versus 2001 was largely caused by the discontinued hosting of TWA in our data center following TWA's acquisition by American Airlines in 2001 and its elimination as a stand-alone carrier. Additionally, software development costs were lower in 2002 as a result of a 21.3% reduction in the development hours that we provided for our largest hosted airlines. This decrease was part of the overall reductions in discretionary spending by the airline industry following September 2001.

  Developed Technology Amortization

        Developed technology amortization was $15.2 million or 1.7% of total revenues for 2002, a $2.4 million or 18.8% increase from 2001 developed technology amortization of $12.8 million or 1.4% of total revenues. This increase was a result of additional amortization associated with software development initiatives.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $181.8 million or 19.9% of total revenues in 2002, a $24.5 million or 11.9% decrease from selling, general and administrative expenses of $206.3 million or 23.2% of total revenues in 2001. The significant decrease in 2002 was primarily attributable to a $8.5 million decline in charges associated with headcount reductions. In 2002, we incurred charges of $6.1 million related to severance costs associated with a voluntary severance program as compared to 2001 in which we incurred charges of $7.2 million related to a post-9/11 work force reduction and $7.4 million related to a work force reduction associated with the discontinuation of information technology services to TWA due to American's acquisition of TWA's assets and the subsequent transition of its IT services business from us to American's provider. We also incurred, a one-time charge of $8.2 million in 2001 associated with the restructuring of one of our travel agency inducement programs. In addition, in 2002 selling, general and administrative expenses decreased $6.1 million as a result of a reduction in advertising and marketing activities and other reductions in discretionary spending.

  Operating Income

        Operating income was $112.0 million in 2002, a $31.4 million or 39.0% increase from 2001 operating income of $80.6 million. Operating income as a percentage of total revenues increased to 12.2% in 2002 from 9.1% in 2001. The comparative increase in operating income for 2002 was principally due to an increase in the average transaction fee, reductions in discretionary spending, growth in online travel distribution, lower network expenses resulting from greater utilization of online travel technologies and charges in 2001 associated with workforce reductions and the restructuring of one of our travel agency inducement programs which were not repeated in 2002.

  Net Interest Expense

        Net interest expense was $3.4 million in 2002, a $2.7 million increase from 2001 net interest expense of $0.7 million. The increase in net interest expense was primarily due to reduced returns on invested cash and cash equivalents in 2002.

  Income Tax Expense

        Income tax expense was $1.3 million in 2002, a $2.2 million increase from 2001 income tax benefit of $0.9 million. The increase was due to the realization of a taxable loss by foreign subsidiaries in 2001. As a limited partnership, we have historically not been subject to federal income taxes in the United States.

  Net Income

        Net income was $104.8 million in 2002, a $41.6 million or 65.8% increase over 2001 net income of $63.2 million. Net income as a percentage of revenues increased to 11.5% in 2002 from 7.1% in 2001. This increase was primarily a result of a $31.4 million improvement in operating income in addition to a reduction of $9.5 million in impairment charges related to minority equity investments in third parties ($10.3 million in 2002 compared to $19.8 million in 2001).

Quarterly Results

        The following table sets forth our unaudited historical revenues, operating income and net income by quarter during 2002 and 2003:

	Predecessor Basis						Successor Basis
	Fiscal Year 2002				Fiscal Year 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
					(Restated)	(Restated)	(Restated)
	(dollars in thousands)
Revenues:
Electronic travel distributions	$211,873	$209,560	$207,450	$178,212	$206,944	$207,989	$212,916	$183,572
Information technology services	27,586	26,564	27,600	26,024	27,401	25,138	16,598	16,376

Total	$239,459	$236,124	$235,050	$204,236	$234,345	$233,127	$229,514	$199,948

Operating income (loss)	$42,062	$31,832	$35,725	$2,348	$27,254	$22,249	$16,537	$(8,687)
Net income (loss)	39,965	36,680	34,338	(6,164)	25,302	3,112	6,371	(21,071)

        During the fourth quarter of 2003, we identified certain items that should have been recorded in the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003. The impact of these adjustments on the previously reported amounts is as follows:

	As previously reported	As restated
	(dollars in thousands)
For the quarter ended:
March 31, 2003
Operating income	$27,208	$27,254
Net income	25,256	25,302
June 30, 2003
Operating income	24,152	22,249
Net income	5,015	3,112
September 30, 2003
Operating income	16,489	16,537
Net income	6,323	6,371

        The travel industry is seasonal in nature. Bookings, and thus transaction fees charged for the use of our GDS, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. All of the 2002 quarters were also negatively impacted by the significant decrease in air travel and booking activity after the September 11, 2001 terrorist attacks and the resulting decline in both the travel industry and the overall economic climate. The first and second quarters of 2003 were negatively impacted by several events, including the war in Iraq and the outbreak of SARS. In addition, net income for the second quarter was negatively impacted by the $17.3 million change-in-control expense. Information technology services revenue decreased in the third and fourth quarters of 2003 primarily as a result of the FASA credits. Net income decreased in the third and fourth quarters of 2003 primarily as a result of increased amortization of intangible assets and interest expense associated with the debt issued in connection with the Acquisition.

Liquidity and Capital Resources

        Our principal source of liquidity will be cash flow generated from operations and borrowings under our senior credit facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures, make any FASA credit payments and provide working capital. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our future liquidity needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

        The following table shows condensed cash flow activity derived from our consolidated statements of cash flows. As discussed above, the cash flow activity for the year ended December 31, 2003 is based on the mathematical addition of the Successor basis six months ended December 31, 2003 and the Predecessor basis six months ended June 30, 2003, as set out in the following table, and is not indicative of what the results for the periods would have been had the Acquisition not occurred.

	Predecessor Basis	Successor Basis	Total
	Six months ended June 30, 2003	Six months ended December 31, 2003	Year ended December 31, 2003
Net cash provided by operating activities	$41,023	$50,928	$91,951
Net cash used in investing activities	(5,207)	(17,281)	(22,488)
Net cash used in financing activities	(123,986)	(33,832)	(157,818)

Net (decrease) increase in cash and cash equivalents	(88,170)	(185)	(88,355)
Cash and cash equivalents at beginning of period	132,101	43,931	132,101

Cash and cash equivalents at end of period	$43,931	$43,746	$43,746

        At December 31, 2003, we had cash and cash equivalents of $43.7 million and working capital of ($17.7) million as compared to $132.1 million in cash and cash equivalents and working capital of $62.8 million at December 31, 2002. The $80.5 million decrease in working capital and the $88.4 million decrease in cash were driven by a decrease in net income. In addition, working capital was negative at December 31, 2003 since we distributed $110.0 million to our founding airlines during the first six months of 2003, causing our cash and cash equivalents balance to decrease significantly.

        Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $92.0 million and $186.7 million for 2003 and 2002, respectively. The $94.7 million decrease in cash provided by operating activities during 2003 as compared to 2002 primarily resulted from a $91.1 million decrease in net income and the decrease in working capital. We generated cash from operating activities of $161.2 million for 2001. The $25.5 million increase in cash provided by operating activities from 2001 to 2002 primarily resulted from a $41.7 million increase in net income, partially offset by a $14.0 million increase in deferred costs associated with a new technology agreement entered into in 2002.

        We used cash for investing activities of approximately $22.5 million and $15.2 million in 2003 and 2002, respectively. The increase in cash used for investing activities during 2003 as compared to 2002 primarily resulted from increased purchases of computer hardware. We used cash for investing activities of approximately $25.4 million in 2001. The decrease in cash used for investing activities during 2002 as compared to 2001 primarily resulted from reduced purchases of computer hardware.

        We used cash for financing activities of approximately $157.8 million and $125.4 million in 2003 and 2002, respectively. The increase in cash used for financing activities during 2003 as compared to 2002 primarily resulted from a $10.0 million increase in distributions to our founding airlines, $12.0 million of payments associated with the senior credit facility, and transaction costs associated with the Acquisition. We used cash for financing activities of approximately $191.0 million in 2001. The decrease in cash used for financing activities during 2002 as compared to 2001 primarily resulted from a $75.0 million reduction in cash distributions to our partners from $175.0 million during 2001 to $100.0 million during 2002, partially offset by increased principal payments on capital leases.

  Senior Credit Facility

        In June 2003, we entered into a senior credit facility with a syndicate of financial institutions as lenders. The senior credit facility provides for aggregate borrowings by us of up to $175.0 million, consisting of:

  •
  a four-year revolving credit facility of up to $50.0 million in revolving credit loans and letters of credit which is available until June 30, 2007, and

  •
  a four-year term loan facility of $125.0 million which matures on June 30, 2007.

        We borrowed $125.0 million under the term loan facility in connection with the Acquisition. The revolving credit facility is available for working capital and general corporate needs.

        Obligations under the senior credit facility and the guarantees are secured by:

  •
  a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of WTI and each of its direct and indirect domestic subsidiaries and certain foreign subsidiaries, subject to customary exceptions, and

  •
  a pledge of (i) all of the membership interests of WS Holdings LLC owned by WTI, (ii) all of our partnership interests owned by WTI and WS Holdings LLC, (iii) all of the capital stock of our domestic subsidiaries and some of our foreign subsidiaries and (iv) 65% of the capital stock of other of our first-tier foreign subsidiaries.

        Borrowings under the senior credit facility bear interest at a rate equal to, at our option:

  •
  a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) and (ii) an applicable margin, or

  •
  a LIBOR rate generally defined as the sum of (i) the rate at which euro deposits for one, two, three or six months (as selected by us) are offered in the interbank euro market as set forth on page 3750 of the Dow Jones Telerate Screen and (ii) an applicable margin.

        The initial applicable margin for the base rate revolving loans is 2.75% and the applicable margin for the euro revolving loans is 3.75%. The applicable margin for the loans is subject to reduction based upon the ratio of our consolidated total bank debt to consolidated EBITDA. We are also required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the revolving credit facility. Fees for letters of credit are based on the face amount of each letter of credit outstanding under the senior credit facility multiplied by to the applicable margin for LIBOR borrowings under the revolving credit facility and are payable quarterly in arrears. In addition, we must pay each letter of credit bank a fronting fee to be determined based upon the face amount of all outstanding letters of credit issued by it.

        Total cash principal and interest payments related to the $125.0 million borrowed under the term loan facility portion of our senior credit facility were $12.0 million and $1.7 million, respectively, in 2003. The remaining principal payment schedules will require payments over a four-year period for the term loan, totaling to the following principal payments: $8.0 million in 2004, $25.0 million in 2005, $25.0 million in 2006 and $55.0 million in 2007.

        The senior credit facility requires us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The minimum fixed charge ratio will be 1.00 to 1.00 until the end of the second quarter of 2005 and will be 1.10 to 1.00 thereafter. The minimum interest coverage ratio will be 2.15 to 1.00 until the end of the second quarter of 2005 and will increase to 3.00 to 1.00 by the end of the term of the senior credit facility. The maximum senior secured leverage ratio will be 1.65 to 1.00 through the second quarter of 2004 and will decrease to 1.00 to 1.00 by the end of the term of the senior credit facility. The maximum total leverage ratio will be 3.85 to 1.00 until the end of the second quarter of 2004 and will decrease to 2.75 to 1.00 by the end of the term of the senior credit facility. In addition, the senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of December 31, 2003, we were in compliance with these covenants.

  9 5/8% Senior Notes Due 2011

        On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011. Interest on the notes accrues at 9 5/8% per annum.

        We cannot redeem the notes before June 15, 2007 except that, until June 15, 2006, we can choose to redeem up to an aggregate of 35% of the original principal amount of the notes, or $98.0 million, at a redemption price of 109.625% of the principal amount of the notes we redeem with funds raised in certain equity offerings.

        The notes are unsecured senior obligations, are equal in right of payment to all of our existing and future unsecured senior debt, and are senior in right of payment to all of our future subordinated debt. The notes are guaranteed by each subsidiary guarantor (as defined in the indenture governing the notes).

        If we experience a change of control (as defined in the indenture governing the notes), each holder of notes may require us to repurchase all or any portion of the holder's notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

        The indenture governing the notes contains certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of December 31, 2003, we were in compliance with these covenants. The indenture also prohibits certain restrictions on distributions from certain subsidiaries.

  Capital Lease Obligations

        We lease equipment and software under capital lease obligations. As of December 31, 2003, our obligations under capital leases totaled $71.1 million. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

        Future minimum lease payments under non-cancelable capital leases at December 31, 2003 are as follows:

2004	21,287
2005	18,343
2006	15,756
2007	7,152
2008	4,864
Thereafter	45,547

Total	112,949
Less amount representing interest	(41,811)

Present value of net minimum lease payments	71,138
Less current maturities	(16,136)

Long-term maturities	55,002

  Subordinated Notes

        As part of the Acquisition, WTI issued to American and Delta subordinated seller notes in the original principal amounts of $39.0 million and $45.0 million, respectively. The subordinated seller notes mature on July 31, 2012; provided that to the extent that any portion of the subordinated seller notes are not prepaid by WTI by June 30, 2011, a 5% premium will be payable by WTI on the outstanding principal amount and accrued and unpaid interest thereon which is prepaid or repaid following June 30, 2011 at the time of such prepayment or repayment. The subordinated seller notes are unsecured obligations of WTI, are not our debt obligations and are contractually and structurally subordinated to our senior notes and our senior credit facility and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American bears interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bears interest at an annual rate equal to 10.0%. So long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility, the indenture governing our senior notes and other permitted senior debt and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, WTI will pay interest equal to 5% of the then outstanding principal amount of the subordinated seller notes in cash, with the remaining interest payable in cash or in kind at WTI's option. During a default under our senior credit facility, the indenture governing our senior notes and/or other permitted senior debt, WTI will be permitted to pay all interest on the subordinated seller notes in kind. While the subordinated seller notes are not our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility and the indenture governing our senior notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the subordinated seller notes. During the six months ended December 31, 2003, we distributed $1.9 million to WTI for this purpose.

  FASAs

        Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of approximately $116.7 million to each of Delta and Northwest as of December 31, 2003, and are reflected as reductions to our FASA revenues in the corresponding periods. Pursuant to a recent amendment of our FASA with Delta, the FASA credits to Delta will terminate at the closing of an initial public offering of WTI's common stock in exchange for a one-time payment from us to Delta of approximately $75.0 million. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash.

        Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA will constitute an event of default under our senior credit facility and may constitute a default under any other of our future senior credit facilities. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial eight-year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as "Restricted Payments" under the restricted payment covenant test contained in the indenture governing our senior notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delata and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline's failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the senior notes, will be entitled to receive payment in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the eight-and-a-half-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the senior notes.

  Taxes

        Because we are a limited partnership, our partners will owe taxes on all of the income that we generate. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indenture governing our senior notes, we are specifically permitted to make these tax distributions.

  IBM Agreement

        In 2002, we entered into a five year agreement with IBM for hardware currently deployed in our data center, future hardware requirements, TPF license fees and other software products, equipment maintenance and various other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. Prior to entering into this agreement, we routinely acquired many of these products and services from IBM under separate agreements with varying terms and conditions. This agreement bundles these products and services together for one discounted price and, at December 31, 2003, requires future minimum payments aggregating approximately $272.8 million over the remaining term of the agreement, with $68.6 million, $58.3 million, $60.7 million, $59.3 million and $25.9 million payable in 2004, 2005, 2006, 2007 and 2008, respectively.

Capital Expenditures

        Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $52.3 million for 2003, a decrease of $4.2 million from capital expenditures of $56.5 million in 2002. We have forecasted approximately $54.5 million for capital expenditures in 2004. Of that amount, approximately $19.5 million relates to a significant upgrade of mainframe computer equipment at our data center. The upgraded equipment is expected to be in use through June 2008. The remaining $35.0 million represents normal growth in capacity requirements as well as routine replacement of older equipment. Capital expenditures totaled $56.7 million in 2001. The $0.2 decrease in capital expenditures from 2002 to 2001 was principally due to a reduction in purchases of bundled software products, reductions in acquisitions of personal computers for employee use and reduced purchases of hardware to be provided to traditional travel agencies.

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	2004	2005 to 2006	2007 to 2008	2009 and beyond
	(dollars in thousands)
Long-term debt	$609,712	$40,321	$112,017	$109,999	$347,375
Capital lease obligations	112,949	21,287	34,099	12,016	45,547
Operating leases	244,266	53,464	91,651	71,046	28,105
Other long-term obligation	47,405	8,981	21,060	17,364	—

Total contractual obligations	$1,014,332	$124,053	$258,827	$210,425	$421,027

        In March 2004, we entered into an agreement to purchase data network services for our U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for our U.S. and Canadian offices. The minimum commitment over the term of the agreement is $30.0 million.

Off-Balance Sheet Arrangements

        At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

        Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during 2003 and 2002.

Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant effect on the Partnership's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.

SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 became effective for the Partnership at the beginning of the third quarter of 2003. The Partnership does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS 150 did not have any impact on the Partnership's consolidated financial position or results of operations.

Worldspan Cautionary Statement

        Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to the company on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: the computer reservation system rules of the Department of Transportation; our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; or other changes within the travel industry. We may not succeed in addressing these and other risks.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our long-term debt.

Foreign Exchange Rate Market Risk

        We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses in 2001, 2002 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries' financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from December 31, 2001, 2002 or 2003 levels.

Interest Rate Market Risk

        Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2003, we had variable rate debt of approximately $113.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.2 million. Under the terms of our senior credit facility, we are required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and
Partners of Worldspan, L.P.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Worldspan, L.P. and its subsidiaries (the "Partnership") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, and the results of their operations and their cash flows for the six months ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 15, the consolidated financial statements for the six months ended June 30, 2003 have been restated for certain accruals and other matters.

/S/ PRICEWATERHOUSECOOPERS LLP

March 26, 2004
Atlanta, Georgia

Report of Independent Auditors

To the Board of Directors and
Partners of Worldspan, L.P.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, partners' equity and cash flow present fairly, in all material respects, the financial position of Worldspan, L.P. and its subsidiaries (the "Partnership") at December 31, 2003, and the results of their operations and their cash flows for the six months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

March 26, 2004
Atlanta, Georgia

Worldspan, L.P.

Consolidated Balance Sheets

(in thousands)

	Predecessor Basis	Successor Basis
	December 31, 2002	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$132,101	$43,746
Trade accounts receivable, net	62,791	103,122
Related party accounts receivable, net	34,933	—
Prepaid expenses and other current assets	22,984	23,629

Total current assets	252,809	170,497
Property and equipment, less accumulated depreciation	115,610	120,510
Deferred charges	35,920	33,544
Debt issuance costs, net	—	13,626
Goodwill	—	109,740
Other intangible assets, net	19,524	639,938
Investments	6,865	6,377
Other long-term assets	24,138	25,263

Total assets	$454,866	$1,119,495

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$18,502	$19,675
Accrued expenses	145,608	144,415
Current portion of capital lease obligations	25,868	16,136
Current portion of long-term debt	—	8,000

Total current liabilities	189,978	188,226
Long-term portion of capital lease obligations	67,688	55,002
Long-term debt	—	385,000
Pension and postretirement benefits	54,401	68,405
Other long-term liabilities	7,197	6,310

Total liabilities	319,264	702,943
Commitments and contingencies	—	—
Partners' capital	135,602	416,552

Total liabilities and Partners' capital	$454,866	$1,119,495

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Operations

(in thousands)

	Predecessor Basis			Successor Basis
	Year ended December 31,
			Six months ended June 30, 2003	Six months ended December 31, 2003
	2001	2002
			(Restated) (Note 15)
Revenues
Electronic travel distribution
Third party	$483,795	$511,914	$272,968	$396,488
Related party	278,509	295,181	141,965	—
Information technology services
Third party	12,336	13,285	6,572	32,974
Related party	113,713	94,489	45,967	—

Total revenues	888,353	914,869	467,472	429,462
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	588,633	605,845	334,469	319,603
Developed technology amortization	12,827	15,244	7,359	11,015

Total cost of revenues	601,460	621,089	341,828	330,618
Selling, general and administrative	206,315	181,813	76,141	72,724
Amortization of intangible assets	—	—	—	18,270

Total operating expenses	807,775	802,902	417,969	421,612
Operating income	80,578	111,967	49,503	7,850
Other Income (Expense)
Interest income	5,812	2,085	401	295
Interest expense	(6,515)	(5,481)	(2,756)	(20,891)
Gain on sale of marketable securities	9,148	—	—	—
Equity in (loss) gain of investees, net	(2,141)	68	130	278
Write-down of impaired investments	(19,784)	(10,330)	—	(1,232)
Change-in-control expense	—	—	(17,259)	—
Other, net	(4,819)	7,768	(1,461)	(11)

Total other expense, net	(18,299)	(5,890)	(20,945)	(21,561)

Income before provision for income taxes	62,279	106,077	28,558	(13,711)
Income tax (benefit) expense	(890)	1,258	144	989

Net income (loss)	$63,169	$104,819	$28,414	$(14,700)

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Partners' Capital

(in thousands)

	Partners' Capital	Accumulated Other Comprehensive Income	Total
Predecessor Basis
Balance at December 31, 2000	$249,052	$(2,505)	$246,547
Comprehensive income:
Net income	63,169	—	63,169
Unrealized holding loss on investment	—	(6,408)	(6,408)
Reclassification adjustment for realized loss on investment included in net income	—	9,438	9,438
Additional minimum pension liability	—	(390)	(390)

Comprehensive income:			65,809
Distribution to Partners	(175,000)	—	(175,000)

Balance at December 31, 2001	137,221	135	137,356
Comprehensive income:
Net income	104,819	—	104,819
Unrealized holding loss on investment	—	(458)	(458)
Additional minimum pension liability	—	(6,115)	(6,115)

Comprehensive income:			98,246
Distribution to Partners	(100,000)	—	(100,000)

Balance at December 31, 2002	142,040	(6,438)	135,602
Comprehensive income:
Net income (Restated) (Note 15)	28,414	—	28,414
Unrealized holding gain on investment	—	210	210

Comprehensive income: (Restated) (Note 15)			28,624
Distribution to Partners	(110,000)	—	(110,000)

Balance at June 30, 2003 (Restated) (Note 15)	$60,454	$(6,228)	$54,226

Successor Basis
Comprehensive income:
Net loss	$(14,700)	$—	$(14,700)
Unrealized holding gain on investment	—	425	425

Comprehensive income:			(14,275)
Elimination of prior Partners' capital	(60,454)	6,228	(54,226)
Equity contribution from WTI	432,813	—	432,813
Distribution to WTI	(2,120)	—	(2,120)
Stock-based compensation	134	—	134

Balance at December 31, 2003	$416,127	$425	$416,552

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor Basis
				Successor Basis
	Year ended December 31,
			Six months ended June 30, 2003	Six months ended December 31, 2003
	2001	2002
			(Restated) (Note 15)
Cash flows from operating activities:
Net income (loss)	$63,169	$104,819	$28,414	$(14,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,425	79,215	32,322	52,955
Amortization of debt issuance costs	—	—	—	1,311
Stock-based compensation	—	—	—	134
Gain on sale of investment	(9,148)	—	—	—
Equity in loss (gain) of investees, net	2,141	(68)	(130)	(278)
Write-down of impaired investments	19,784	10,330	—	1,232
Loss on disposal of property and equipment, net	2,608	826	1,010	610
Other	—	243	300	141
Changes in operating assets and liabilities:
Trade accounts receivable, net	(158)	(3,326)	(17,075)	17,850
Related party accounts receivable, net	(14,467)	7,786	(3,396)	—
Prepaid expenses and other current assets	73	(11,384)	5,412	(6,056)
Deferred charges	1,659	7,003	1,945	431
Other long-term assets	284	(13,995)	(16,840)	2,594
Accounts payable	(3,926)	587	640	850
Accrued expenses	20,025	4,934	6,330	(10,712)
Pension and postretirement benefits	(3,802)	(101)	3,203	4,339
Other long-term liabilities	(461)	(120)	(1,112)	227

Net cash provided by operating activities	161,206	186,749	41,023	50,928
Cash flows from investing activities:
Purchase of property and equipment	(22,337)	(12,375)	(4,236)	(15,961)
Proceeds from sale of property and equipment	779	559	396	75
Capitalized software for internal use	(3,613)	(3,056)	(1,367)	(1,395)
Purchase of investments	(9,371)	(327)	—	—
Proceeds from sale of investment	9,148	—	—	—

Net cash used in investing activities	(25,394)	(15,199)	(5,207)	(17,281)
Cash flows from financing activities:
Distribution to Partners	(175,000)	(100,000)	(110,000)	—
Payments to founding airlines	—	—	—	(702,846)
Equity contribution from WTI, net of transaction costs	—	—	—	306,967
Distribution to WTI	—	—	—	(2,120)
Proceeds from issuance of debt, net of debt issuance costs	—	—	—	390,063
Principal payments on capital leases	(16,046)	(25,390)	(13,986)	(13,896)
Principal payments on debt	—	—	—	(12,000)

Net cash used in financing activities	(191,046)	(125,390)	(123,986)	(33,832)
Net (decrease) increase in cash and cash equivalents	(55,234)	46,160	(88,170)	(185)
Cash and cash equivalents at beginning of period	141,175	85,941	132,101	43,931

Cash and cash equivalents at end of period	$85,941	$132,101	$43,931	$43,746

Supplemental disclosure of cash flow information:
Interest paid	$6,515	$6,695	$2,433	$17,042
Income taxes paid (recovered)	$1,519	$(81)	$564	$(538)

Non-cash financing activities:

(1)
Capital lease obligations of $30,703 and $41,053 were incurred in 2001 and 2002, respectively, and $17,237 and $12,134 for the six months ended June 30, 2003 and six months ended December 31, 2003, respectively, when the Partnership entered into leases for new equipment.

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.    Summary of Significant Accounting Policies

        Nature of Business.    Worldspan, L.P. (the "Partnership"), is a Delaware limited partnership formed in 1990. On June 30, 2003, Worldspan Technologies Inc. ("WTI"), formerly named Travel Transaction Processing Corporation, newly formed by Citigroup Venture Capital Equity Partners, L.P. ("CVC") and Ontario Teachers' Pension Plan Board ("OTPP"), indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta Air Lines, Inc. ("Delta"), Northwest Airlines, Inc. ("Northwest") and American Airlines, Inc. ("American") (the "Acquisition"). WTI owns all of the general partnership interests in the Partnership. WS Holdings LLC ("WS Holdings"), which is owned by WTI, is the sole limited partner of the Partnership, owning all of the limited partnership interests. Prior to the Acquisition, Delta, Northwest and American (collectively, our "founding airlines") each owned approximately 40%, 34% and 26% general partnership interests in the Partnership, respectively, and NEWCRS Limited, Inc. ("NEWCRS"), which was owned by our founding airlines, owned all of the limited partnership interests. American acquired its interest in the Partnership as part of its acquisition of substantially all of the assets of Trans World Airlines, Inc. ("TWA") in April 2001.

        The Partnership provides information, reservations, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system ("GDS"), and provides subscribers with access to and use of this GDS. The Partnership also charges Delta, Northwest and others for the use of the GDS.

        Basis of Presentation.    The accompanying financial statements represent the consolidated statements of the Partnership and its wholly owned subsidiaries. The Partnership accounts for its investments in certain investee companies (ownership 20%-50%) under the equity method of accounting, due to the Partnership having significant influence, but not control of the investee. Less than 20%-owned investees are included in the financial statements at the cost of the Partnership's investment, as the Partnership does not have significant influence of the investee. All material intercompany transactions and balances have been eliminated in consolidation.

        The consolidated financial statements present the Partnership for the period July 1, 2003 through December 31, 2003 ("successor basis" reflecting the Acquisition and associated basis) and the period January 1, 2001 through June 30, 2003 ("predecessor basis" for the period of Delta's, Northwest's and American's ownership of the Partnership and associated basis).

        In accordance with the requirements of purchase accounting, the assets and liabilities of the Partnership were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition (see Note 8). The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period prior to the Acquisition are not comparable with those periods subsequent to the Acquisition.

        Cash and Cash Equivalents.    Cash equivalents consist of commercial paper and overnight investments with original maturities of three months or less when purchased.

        Fair Value of Financial Instruments.    The carrying amounts of the Partnership's financial instruments, exclusive of the depository certificates discussed in Note 2, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Partnership, the carrying value of capital lease obligations approximates fair value.

        Foreign Currency.    The U.S. dollar is considered to be the functional currency of the Partnership's foreign subsidiaries. The Partnership had cash and cash equivalents, accounts receivable and accounts payable denominated in foreign currencies of approximately $6,962, $1,805 and $1,793, respectively, at December 31, 2002, and $2,131, $2,529 and $2,742, respectively, at December 31, 2003. These amounts have been translated into U.S. dollars based upon exchange rates in effect at December 31, 2002 and 2003 and the related transaction gains and losses are included in "Other, net" in the accompanying consolidated statements of operations.

        Consolidated Statements of Cash Flows.    For purposes of the consolidated statements of cash flows, the Partnership considers all short-term, highly liquid investments readily convertible into cash with original maturity at date of purchase of three months or less to be cash equivalents. At December 31, 2002 and 2003, the Partnership had cash equivalents of approximately $113,924 and $39,375, respectively.

        Property and Equipment.    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

        Capitalized Software for Internal Use.    Under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), capitalization of costs begins when the preliminary project stage is completed, management has authorized further funding for the project and management deems it probable that the software will be completed and used to perform the function intended. The Partnership amortizes capitalized software development costs when the project is substantially complete and ready for its intended use. Amortization is provided on a straight-line basis over the estimated useful life of the software. Amortization of capitalized software was $3,280 and $5,697, respectively, for the years ended December 31, 2001 and 2002, and $3,139 and $254, respectively, for the six months ended June 30, 2003 and December 31, 2003. Computer software maintenance costs are expensed as incurred. Computer software maintenance costs (included in "Cost of revenues excluding developed technology amortization" in the accompanying consolidated statements of operations) were $25,498 and $23,709, respectively, for the years ended December 31, 2001 and 2002, and $10,330 and $10,118, respectively, for the six months ended June 30, 2003 and December 31, 2003.

        Deferred Charges.    Deferred charges represent the unamortized balance of certain payments to subscribers in connection with converting to or recontracting for the Worldspan GDS. Such costs are amortized over the estimated term of the related subscriber agreement, which is generally four years. Amortization of deferred charges (included in "Cost of revenues excluding developed technology amortization" in the accompanying consolidated statements of operations) was $24,078 and $25,117, respectively, for the years ended December 31, 2001 and 2002, and $11,172 and $10,096, respectively, for the six months ended June 30, 2003 and December 31, 2003. Deferred charges are reviewed for recoverability on a quarterly basis, or when circumstances change, based upon the expected future cash flows from bookings generated by the related subscribers. If the estimate for future recoverability changes, the difference is written off.

        Long-Lived Assets.    Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present, an undiscounted future net cash flow projection is prepared for the assets. In preparing this projection, a number of assumptions are made, including without limitation, future booking volume levels, price levels and rates of increase in operating expenses. If the projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the assets exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

        Revenue Recognition.    The Partnership provides electronic travel distribution services through the Worldspan GDS. These services are provided for airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as "associates"). The Partnership charges the associates fees for reservations booked through the Worldspan GDS and the fee per transaction is based upon the participation level of the respective associate. Each participation level has a different level of functionality, which impacts the nature of the services provided through the Worldspan GDS. Revenue for airline travel bookings made through the Worldspan GDS is recognized in the month the transactions are processed. However, if the booking is subsequently canceled, the transaction fee or fees must be credited or refunded to the airline. Therefore, revenues are recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require a booking fee to be refunded, the Partnership assumes that a significant percentage of cancellations are followed by an immediate re-booking, without a net loss of revenues. This assumption is based on historical rates of cancellations and re-bookings and has a significant impact on the amount reserved. Revenue for car rental, hotel and other travel provider transactions is recognized at the time the booking is used by the traveler.

        The Partnership also enters into subscriber service agreements, primarily with travel agencies, providing the user with access to the Worldspan GDS. Revenue for subscriber agreements is recognized as the service is provided. In accordance with Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"), certain subscriber incentive costs are recorded as a reduction of electronic travel distribution revenue. To the extent these costs reduce related revenue to zero, the remaining costs are included in cost of revenues excluding developed technology amortization on the consolidated statements of operations.

        Additionally, the Partnership provides information technology services to Delta, Northwest and other companies in the travel industry. The Partnership provides such services pursuant to contractual arrangements in which the Partnership bills for time and costs incurred. Revenue from information technology services is recognized in the period the service is provided.

        As part of the Acquisition, the Partnership entered into a founder airline services agreement ("FASA") with each of Delta and Northwest. The FASAs replaced existing agreements between the Partnership and these two founding airlines covering substantially the same information technology services at substantially the same prices. The FASAs contain an obligation by the Partnership to provide FASA credits and make FASA credit payments (collectively referred to as "FASA credits") to Delta and Northwest during the term. For the six months ended December 31, 2003, Delta and Northwest earned FASA credits of $16,667, which were accounted for as contra-revenue in accordance with EITF No. 01-9.

        The Partnership has entered into fare content agreements with certain airlines pursuant to which these airlines will give the Partnership access to their schedule information, seat availability and publicly available fares (including web fares) for flights for sale in the territories covered in the respective agreements. Monthly payments made in conjunction with these agreements are accounted for as contra-revenue in accordance with EITF No. 01-9.

        Advertising Costs.    Advertising costs are expensed as incurred.

        Subscriber Incentives.    Subscriber incentive costs (included in "Cost of revenues excluding developed technology amortization" in the accompanying consolidated statements of operations) include ongoing programs to assist in the sale of Worldspan products and services. Costs may increase or decrease depending on total Worldspan system transaction volumes generated by certain subscribers. These subscriber incentives may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Worldspan GDS. Subscriber incentives that are payable on a per transaction basis are expensed in the month the transactions are generated. Subscriber incentives paid at contract signing or payable at specified dates or upon the achievement of specified objectives are capitalized and amortized over the expected life of the travel agency contract. Subscriber incentives payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed over the term of the contract. The recoverability of capitalized subscriber incentives are estimated based upon the expected future cash flows from transactions generated by the related travel agencies.

        Goodwill and Other Intangible Assets.    The Partnership accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized. Goodwill and other intangible assets will be subject to an impairment test annually or when changes in circumstances indicate that the carrying value may not be recoverable.

        Stock-Based Compensation.    Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation. WTI values stock options based upon a binomial option-pricing model. As the WTI options and restricted shares of WTI Class A Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners' capital.

        Retirement Plans.    Pension costs recorded as charges to operations include actuarially determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in SFAS No. 87, Employers' Accounting for Pensions. The Partnership accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Partnership accounts for the cost of these benefits, which are for health care and life insurance, by accruing them during the employee's active working career. In October 2003, the Partnership approved changes that resulted in the curtailment of these retirement plans. As required by SFAS Nos. 87, 106 and 141, the Partnership has recognized the effects of those actions in measuring the projected benefit obligation as part of purchase accounting.

        Income Taxes.    All income or losses of the Partnership are allocated to the general and limited partners for inclusion in their respective income tax returns and, consequently, no provision or benefit for U.S. federal or state income taxes has been made in the accompanying financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles, which differ from the principles used in preparing the Partnership's income tax returns. In 2001, there was a one-time federal income tax payment associated with a Foreign Sales Corporation ("FSC"), which was wholly-owned by the Partnership. The Partnership is subject to income tax in foreign countries where it maintains operations. With the exception of the FSC, the income tax provision consists only of these foreign taxes.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Risks and Uncertainties.    The Partnership derives substantially all of its revenues from the travel industry. Accordingly, events affecting the travel industry, particularly airline travel and participating airlines, can significantly affect the Partnership's business, financial condition and results of operations. The Partnership's customers are primarily located in the United States and Europe.

        Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose and not replace the transactions generated by any significant travel agencies, its business, financial condition and results of operations could be adversely affected. For the year ended December 31, 2002 and the six months ended June 30, 2003 and December 31, 2003, one subscriber generated revenues in our electronic travel distribution segment of approximately $134,993, $89,322 and $93,334, respectively. These amounts represented 15%, 19% and 22%, respectively, of the Partnership's total operating revenue.

        Furthermore, the Partnership charges associates for electronic travel distribution services and information technology services. Revenues generated by two associates for the year ended December 31, 2002 and the six months ended June 30, 2003 and December 31, 2003 were $304,320, $152,506 and $129,744, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 33% of total operating revenues for the year ended December 31, 2002 and the six months ended June 30, 2003 and

30% of total operating revenues for the six months ended December 31, 2003. At December 31, 2003, accounts receivable from these same two associates was approximately $32,704, or 32% of the Partnership's total accounts receivable. Such amounts have been collected subsequent to year end.

        The Partnership maintained an allowance for doubtful accounts of approximately $18,447 and $15,530 at December 31, 2002 and 2003, respectively.

  Recently Issued Accounting Pronouncements.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant effect on the Partnership's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 became effective for the Partnership at the beginning of the third quarter of 2003. The Partnership does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS 150 did not have any impact on the Partnership's consolidated financial position or results of operations.

        Reclassifications.    Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

2.    Investments

        The Partnership has entered into strategic investments with various technology and Internet companies that offer travel related products and services. These investments are strategic in that the primary purpose of the investments is either to enhance the content offered on the Worldspan GDS or to enable the Partnership to offer new and/or enhanced travel related products.

        At December 31, 2002 and 2003, the Partnership held an investment in a publicly traded company that is classified as an available-for-sale marketable security. The Partnership's basis in this investment at December 31, 2002 was approximately $562, after recording an impairment charge of $9,438 during 2001 based on the determination that the decline in fair value below cost was other-than-temporary, as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance (see discussion below). At December 31, 2003, the Partnership's basis in this investment was approximately $841. The increase in the basis of the investment resulted from the application of purchase accounting whereby the investment was adjusted to its estimated fair value. The fair value of this investment at December 31, 2002 and 2003 was $630 and $1,262, respectively. The fair value of this investment has been determined using a value supplied by an independent pricing service. For the years ended December 31, 2002 and 2003, there were no sales of securities classified as available-for-sale.

        As discussed in Note 1, the Partnership accounts for its investments in certain non-public investee companies (ownership 20%-50%) under the equity method of accounting. For the years ended December 31, 2001 and 2002, the Partnership recognized a net loss of $2,141 and a net gain of $68, respectively, for its equity in the gains and losses of the investees. For the six months ended June 30, 2003 and December 31, 2003, the Partnership recognized a gain of $130 and $278, respectively, for its equity in the gain of an investee. Less than 20%-owned non-public investees are included in the financial statements at the cost of the Partnership's investment. For the years ended December 31, 2001 and 2002, the Partnership invested $7,411 and $327, respectively, in companies accounted for under the cost method.

        The Partnership classifies all of its investments as noncurrent since it is the Partnership's intent to hold the investments for a period of time greater than one year.

        The Partnership assesses on a regular basis whether any significant decline in the fair value of an investment below the Partnership's cost is other-than-temporary. In performing this assessment, the Partnership considers all available evidence to evaluate whether the decline in an investment is other-than-temporary. This includes consideration of the current market price (for those investments that are publicly traded), specific factors or events (if any) that have caused the decline, recent news and events at the investee, general market conditions and the duration and extent to which an investment's market value has been below the Partnership's cost. To the extent that a decline in value is determined to be other-than-temporary, the investment is written down to its estimated fair value with an impairment charge to current earnings.

        For the years ended December 31, 2001 and 2002 and the six months ended December 31, 2003, the Partnership recorded impairment charges of $10,346, $10,330 and $1,232, respectively, to write-off its investment in various non-public investee companies. The impairment charges recorded were based upon management's estimate of the fair value. The decline in the estimated fair value of each investment was considered to be other-than-temporary since the Partnership concluded that it was unclear over what period a recovery, if any, would take place; therefore, the positive evidence suggesting that the investment would recover to at least the Partnership's purchase price was not sufficient to overcome the presumption that there was a permanent impairment in value.

        At December 31, 2000, the Partnership owned approximately 447 depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"). The SITA Foundation issued the depository certificates and the allocation of the depository certificates to the SITA members was based upon the members' level of usage of the SITA network over a period of time. The SITA Foundation held the underlying Equant shares to the depository certificates. In November 2000, in connection with Equant's announcement of a planned merger with France Telecom's Global One business, the SITA Foundation entered into an agreement to exchange its approximately 68 million Equant shares for France Telecom shares at an approximate conversion rate of 1 Equant share to 0.4545 France Telecom share. The merger was completed during the first half of 2001. Certain restrictions limited the Partnership's ability to dispose of its depository certificates. In July 2001, the Partnership disposed of its remaining zero cost basis depository certificates, realizing a gain of approximately $9,148.

3.    Property and Equipment

        Property and equipment are comprised of the following:

		Predecessor Basis	Successor Basis
	Estimated Useful Life	December 31, 2002	December 31, 2003
Subscriber computer equipment	3 years	$98,819	$16,195
Furniture, fixtures and equipment	3 to 5 years	96,463	33,322
Assets acquired under capital leases	3 to 5 years	97,130	89,082
Purchased software	3 to 7 years	61,367	4,029
Leasehold improvements	Lesser of lease term or useful life	10,422	1,023
Land		470	525

Total property and equipment		364,671	144,176
Less accumulated depreciation and amortization		(249,061)	(23,666)

Property and equipment, net		$115,610	$120,510

        Depreciation and amortization expense of property and equipment was $70,598 and $63,971, respectively, for the years ended December 31, 2001 and 2002, and $24,965 and $23,666, respectively, for the six months ended June 30, 2003 and December 31, 2003. Accumulated depreciation of assets acquired under capital leases at December 31, 2002 and 2003 was $33,782 and $32,571, respectively. Assets acquired under capital leases primarily consist of mainframe equipment and acquired software. In accordance with the requirements of purchase accounting, property and equipment was adjusted to its estimated fair value. Accordingly, depreciation is accumulated only since the date of the Acquisition.

4.    Related Party Transactions

        Prior to the Acquisition, all transactions with Delta, Northwest, American and TWA were related party transactions, as described below. As of July 1, 2003, our founding airlines are no longer related parties; therefore, all transactions with our founding airlines subsequent to the Acquisition are considered third party transactions.

Predecessor Basis

        Revenues.    The Partnership charges Delta, Northwest, American and TWA for services related to information, reservations, ticket processing and other computer related services ("Information Technology Services"). The Partnership also charges Delta, Northwest, American and TWA for electronic travel distribution fees related to their airline reservations processed through the Worldspan GDS. Revenues earned from Delta represented approximately 20% of consolidated total revenues for the years ended December 31, 2001 and 2002 and the six months ended June 30, 2003. Revenues earned from Northwest represented approximately 14%, 14% and 13% of consolidated total revenues for the years ended December 31, 2001 and 2002 and the six months ended June 30, 2003, respectively.

        Electronic travel distribution fees revenue billed to Delta, Northwest, American and TWA were as follows:

	Year ended December 31,			Six months ended June 30,
	2001		2002	2003
Delta	$115,879		$123,716	$65,261
Northwest	89,202		86,419	41,278
American	61,527	(1)	85,046	35,426
TWA	11,901	(2)	—	—

	$278,509		$295,181	$141,965

        Information technology services revenue billed to Delta, Northwest, American and TWA were as follows:

	Year ended December 31,			Six months ended June 30,
	2001		2002	2003
Delta	$58,935		$56,441	$26,762
Northwest	38,517		37,744	19,205
American	10,365	(1)	304	—
TWA	5,896	(2)	—	—

	$113,713		$94,489	$45,967

(1)
for the eight-month period ended December 31, 2001

(2)
for the four-month period ended April 30, 2001

        Operating Expenses.    The Partnership purchases services and leases facilities from Delta, Northwest and TWA primarily in connection with the operations of the Worldspan GDS. In connection with these services, the Partnership incurred costs with Delta, Northwest and TWA/American of $8,299, $10,452 and $128, respectively, for the year ended December 31, 2001, $4,829, $1,225 and $0, respectively, for the year ended December 31, 2002 and $3,579, $662, and $0, respectively, for the six months ended June 30, 2003.

        Accounts Receivable and Accounts Payable.    Net related party accounts receivable and accounts payable include the following:

	December 31, 2002
	Receivable	Payable	Net Receivable
Delta	$14,589	$1,159	$13,430
Northwest	18,846	1,618	17,228
American	4,275	—	4,275

	$37,710	$2,777	$34,933

        Amounts are receivable and payable under contractual arrangements among the parties. Such transactions are in the ordinary course of business under terms comparable to those of transactions with other parties. For information technology services, the fees charged by the Partnership equal the Partnership's cost of providing the services to the applicable airline (including an allocation of any costs for services shared with other service recipients), except for software development service fees, which equal the Partnership's cost of providing the services to the applicable airline (including an allocation of any costs for services shared with other service recipients) plus 20%.

Successor Basis

        Advisory Agreement.    In connection with the Acquisition, the Partnership entered into an advisory agreement with WTI pursuant to which WTI may provide financial, advisory and consulting services to the Partnership. In exchange for these services, WTI will be entitled to an annual advisory fee of $1,500. The advisory agreement has an initial term of ten years. These expenses are included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. During the six months ended December 31, 2003, the Partnership distributed $900 to WTI pursuant to this advisory agreement.

        Stock-Based Compensation.    Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. As the WTI options and restricted shares are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest.

        Interest Payments.    So long as the Partnership is not in default under, and is in compliance with all financial covenants of, the senior credit facility and the indenture governing the senior notes and continues to maintain a fixed charge coverage ratio (as defined by the indenture) of 2.25x or better, the Partnership will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the holding company subordined seller notes. During the six months ended December 31, 2003, the Partnership distributed $1,925 to WTI for this purpose.

5.    Accrued Expenses

        Accrued expenses are comprised of the following:

	Predecessor Basis	Successor Basis
	December 31, 2002	December 31, 2003
Subscriber incentives	$68,429	$80,198
Employee compensation	38,159	23,086
Booking cancellation reserve	13,874	9,661
Other accrued expenses	25,146	31,470

Total	$145,608	$144,415

6.    Employee Benefit Plans

        The Partnership sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of the Partnership's non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans governed by local statutory requirements. The plans provide for payment of retirement benefits, mainly commencing between the ages of 52 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employees' length of service and earnings. Annual contributions to the plans are sufficient to satisfy legal funding requirements. Effective January 1, 2002, the defined benefit pension plan was amended to exclude employees hired on or after January 1, 2002. Effective December 31, 2003, the Partnership froze all further benefit accruals under the defined benefit pension plan. Employees who already became participants in the defined benefit pension plan will, however, continue to receive credit for their future years of service for purposes of determining vesting in their accrued benefits and for purposes of determining their eligibility to receive benefits, such as early retirement, that are conditioned on the number of a participant's years of service.

        The Partnership provides postretirement health care and life insurance benefits to retirees in the United States and certain employee groups outside the United States. Most employees and retirees outside the United States are covered by government health care programs. Effective January 1, 2002, the plan covering these benefits was amended to exclude employees hired on or after January 1, 2002. In October 2003, the Partnership approved additional changes to this plan. Employees, other than those in a limited grandfathered group, retiring after December 31, 2003 will not be eligible for retiree health care coverage.

        The predecessor basis reflects a September 30 measurement date for financial statements prepared as of and for the period ended December 31, and a March 31 measurement date for financial statements prepared for the period ended June 30. The successor basis reflects a December 31 measurement date for financial statements prepared as of and for the period ended December 31.

        The changes made to the plans during the second half of 2003 resulted in the curtailment of the plans. As required by SFAS Nos. 87, 106 and 141, the Partnership has recognized the effects of those actions in measuring the projected benefit obligation as part of purchase accounting. In addition, the changes in the intangible asset and accumulated other comprehensive income amounts that were related to the pension plan resulted from purchase accounting.

        The components of net pension and postretirement costs are as follows:

	Pension benefits				Postretirement benefits
	Predecessor Basis			Successor Basis	Predecessor Basis			Successor Basis
	Year ended December 31,				Year ended December 31,
			Six months ended June 30, 2003	Six months ended December 31, 2003			Six months ended June 30, 2003	Six months ended December 31, 2003
	2001	2002			2001	2002
Service cost	$8,604	$9,630	$5,483	$8,809	$1,424	$1,774	$955	$163
Interest cost	9,278	10,773	6,061	5,273	2,248	2,900	1,681	834
Expected return on plan assets	(11,415)	(13,299)	(7,061)	(6,340)	—	—	—	—
Amortization of transition obligation	173	173	86	—	—	—	—	—
Amortization of prior service cost	136	125	59	—	(850)	(850)	(425)	—
Recognized net actuarial (gain) loss	(567)	20	214	—	—	82	228	—

Net periodic benefit cost	$6,209	$7,422	$4,842	$7,742	$2,822	$3,906	$2,439	$997

        The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows:

	Pension benefits			Postretirement benefits
	Predecessor Basis		Successor Basis	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Six months ended June 30, 2003	Six months ended December 31, 2003	Year ended December 31, 2002	Six months ended June 30, 2003	Six months ended December 31, 2003
Change in benefit obligation:
Benefit obligation at beginning of period	$144,786	$181,629	$178,201	$39,298	$39,256	$28,902
Service cost	9,630	5,483	8,809	1,774	955	163
Interest cost	10,773	6,061	5,273	2,900	1,681	834
Actuarial loss (gain)	20,458	44,467	(9,065)	(3,040)	8,718	(445)
Amendments	27	—	—	—	—	—
Benefits paid	(4,045)	(2,611)	(3,243)	(1,676)	(947)	(1,605)

Benefit obligation at end of period	$181,629	$235,029	$179,975	$39,256	$49,663	$27,849

Change in plan assets:
Fair value of plan assets at beginning of period	$126,251	$125,301	$142,490	$—	$—	$—
Actual return on plan assets	(7,037)	1,756	21,398	—	—	—
Employer contributions	10,132	1,860	3,309	1,676	947	1,605
Benefits paid	(4,045)	(2,611)	(3,243)	(1,676)	(947)	(1,605)

Fair value of plan assets at end of period	$125,301	$126,306	$163,954	$—	$—	$—

Reconciliation of funded status:
Funded status	$(56,328)	$(108,723)	$(16,021)	$(39,256)	$(49,663)	$(27,849)
Unrecognized actuarial loss (gain)	52,572	102,130	(24,091)	1,811	10,301	(444)
Unrecognized transition obligation	346	259	—	—	—	—
Unrecognized prior service cost	1,887	1,827	—	(7,560)	(7,135)	—
Other	430	1,681	—	435	838	—

Net amount recognized	$(1,093)	$(2,826)	$(40,112)	$(44,570)	$(45,659)	$(28,293)

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(9,831)		$(40,112)
Intangible asset	2,233		—
Accumulated other comprehensive income	6,505		—

Net amount recognized	$(1,093)		$(40,112)

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension benefits			Postretirement benefits
	Predecessor Basis		Successor Basis	Predecessor Basis		Successor Basis
	December 2002	June 2003	December 2003	December 2002	June 2003	December 2003
Discount rate	6.75%	6.50%	6.25%	6.75%	6.50%	6.25%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension benefits				Postretirement benefits
	Predecessor Basis			Successor Basis	Predecessor Basis			Successor Basis
	Year ended December 31, 2001	Year ended December 31, 2002	Six months ended June 30, 2003	Six months ended December 31, 2003	Year ended December 31, 2001	Year ended December 31, 2002	Six months ended June 30, 2003	Six months ended December 31, 2003
Discount rate	7.50%	7.50%	6.75%	6.00%	7.50%	7.50%	6.75%	6.00%
Rate of compensation increase	4.50%	4.50%	4.00%	4.00%	—	—	—	—
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%	—	—	—	—

        For U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $179,975, $179,975 and $163,954, respectively, as of December 31, 2003, and $181,629, $135,561 and $125,301, respectively, as of December 31, 2002. The Partnership estimates that its pension plan contributions during the year ended December 31, 2004 will be approximately $3,187.

        For postretirement benefits, the Partnership has not assumed a health care cost trend rate since the Partnership's benefit obligations are only at risk for medical inflation through 2003. Beyond 2003, participants will pay for substantially all of the full price of increases in medical costs. The assumed health care cost trend rate used in measuring the health care portion of the postretirement cost for 2002 is 15% for medical and 6% for dental. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2002 by $38 and the postretirement benefit obligation as of December 31, 2002 by $327. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2002 by $38 and the postretirement benefit obligation as of December 31, 2002 by $327.

        The Partnership determined its assumptions for the expected long-term rate of return on plan assets based on historical asset class returns, current market conditions, and long-term return analysis for global fixed income and equity markets. The Partnership considers the expected long-term rate of return on plan assets a longer-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions.

        The Partnership's pension plan investment strategies are to maximize return within reasonable and prudent levels of risk in order to provide benefits to participants. The investment strategies are targeted to produce a total return that, when combined with the Partnership's contributions to the plan, will maintain the plan's ability to pay all benefit and expense obligations when due. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. Investment risk is monitored on an ongoing basis through quarterly investment portfolio reviews. The target asset allocation is 75% equities and 25% debt securities. The

Partnership's pension plan weighted-average asset allocation by asset category based on asset fair values is as follows:

	Percentage of Pension Plan Assets
	Predecessor Basis		Successor Basis
Asset category	December 31, 2002	June 30, 2003	December 31, 2003
Equity securities	64.5%	63.5%	75.2%
Debt securities	35.5%	36.5%	24.8%

Total	100.0%	100.0%	100.0%

        The Partnership sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $2,466, and $2,450 for the years ended December 31, 2001 and 2002, respectively, $1,414 for the six months ended June 30, 2003 and $1,010 for the six months ended December 31, 2003.

        The Partnership reserves the right to modify or terminate its employee benefit plans as to all participants and beneficiaries at any time, except as restricted by the Internal Revenue Code or the Employee Retirement Income Security Act (ERISA).

7.    Stock-Based Compensation

        Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees of the Partnership. WTI has reserved 12,580 shares of WTI Class A Common Stock for issuance under the stock incentive plan. Up to 6,580 shares may be offered as restricted stock, and up to 6,000 shares may be subject to options. The restricted stock and options vest in five equal installments over a period of five years, subject to the employee's continuous employment with the Partnership and other terms and conditions of the stock incentive plan. The options expire ten years from date of grant. In no event may the exercise price of any options granted or the purchase price for restricted stock offered under the stock incentive plan be less than the fair market value of the underlying shares on the date of grant.

        The options granted in 2003 consisted of "Series 1" and "Series 2" options. The Series 1 options were issued with an initial exercise price of $2.11 per share, which will decrease to $0.32 per share in six month increments over a period of four and a half years from the grant date. The Series 2 options were issued with an initial exercise price of $7.30 per share, which will decrease to $5.29 per share in six month increments over a period of five years from the grant date.

        The per share weighted-average fair value of stock options granted was $0.04 on the date of grant using the binomial option-pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.74%, expected volatility of 0%, and an expected life of approximately five years. The per share fair market value of the WTI Class A Common Stock on the date of grant was $0.32.

        The following table sets forth the stock option activity during the six months ended December 31, 2003. The weighted-average exercise price per share is given as of December 31, 2003. None of the stock options were exercisable at December 31, 2003. The weighted-average remaining contractual life was 9.6 years.

	Series 1		Series 2
	Number of Shares	Weighted-average exercise price	Number of shares	Weighted-average exercise price
Balance at June 30, 2003	0	$0	0	$0
Granted	1,830	2.11	1,830	7.30
Exercised	0	0	0	0
Forfeited	(18)	2.11	(18)	7.30

Balance at December 31, 2003	1,812	$2.11	1,812	$7.30

        WTI has granted 4,018 restricted shares of WTI Class A Common Stock to certain members of the Partnership's management having an aggregate value of $1,283. These restricted shares vest over 5 years. The total compensation cost associated with the grant of restricted stock and options was $134 for the six months ended December 31, 2003.

8.    WTI Acquisition of Worldspan

        On June 30, 2003, WTI indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta, Northwest and American. The aggregate consideration for the Acquisition was $901,500, consisting of $817,500 in cash and the issuance by WTI of $84,000 of holding company subordinated seller notes payable by WTI to American and Delta. The holding company subordinated seller notes are unsecured obligations of WTI and are not the Partnership's debt. The resulting net aggregate consideration for the Acquisition was $837,718. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations.

        The $109,740 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of the Partnership was recorded as goodwill. As all income or losses of the Partnership are allocated to WTI and WS Holdings for inclusion in their respective income tax returns, none of the goodwill is expected to be tax deductible by the Partnership. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the transaction date. The following represents the allocation of the purchase price that was pushed down to the Partnership at the time of the acquisition:

Current assets	$178,756
Property and equipment	129,504
Deferred charges	33,975
Other long-term assets	59,901
Goodwill	109,740
Other identifiable intangibles	666,723
Current liabilities	(203,085)
Pension and postretirement benefits	(64,067)
Long-term portion of capital lease obligations	(62,640)
Other long-term liabilities	(11,089)

Allocated purchase price	$837,718

        The $109,740 of goodwill was allocated as follows: $96,635 to the electronic travel distribution segment and $13,105 to the information technology services segment.

        Other identifiable intangibles acquired consist of the following:

Asset	Fair Value	Estimated Useful Life
Supplier and agency relationships	$321,618	8-11 years
Information technology services contracts	36,126	5-15 years
Developed technology	236,837	11 years
Tradename	72,142	Indefinite

        The weighted average life of acquired identifiable intangibles, subject to amortization, is approximately nine years. Goodwill and tradename are not amortized but will be tested for impairment on an annual basis or at an interim date if indicators of impairment exist.

        The following unaudited financial information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of each of the periods presented. Adjustments related to the Acquisition that affect the results of operations include the FASA credits, interest expense associated with the debt issued in conjunction with the Acquisition, depreciation of the step-up of fixed assets, amortization of the fair value of amortizing intangible assets, and the advisory fee payable to WTI. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1 or of results of operations that may occur in the future.

	Predecessor Basis
	Year ended December 31,
			Six months ended June 30, 2003
	2001	2002
			(Restated) (Note 15)
Revenues	$855,020	$881,536	$450,805
Net loss	$(50,791)	$(9,141)	$(28,696)

9.    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following:

		Predecessor Basis December 31, 2002		Successor Basis December 31, 2003
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8-11 years	$—	$—	$321,618	$16,866
Information technology services contracts	5-15 years	—	—	36,126	1,404
Developed technology	5-11 years	134,789	115,265	239,340	11,018
Goodwill	Indefinite	—	—	109,740	—
Tradename	Indefinite	—	—	72,142	—

		$134,789	$115,265	$778,966	$29,288

        The Partnership recorded amortization expense for its amortized intangible assets of $12,827 and $15,244, respectively, for the years ended December 31, 2001 and 2002, and $7,358 and $29,288, respectively, for the six months ended June 30, 2003 and December 31, 2003. Estimated amortization expense for the Partnership's intangible assets is as follows:

Year ended December 31,
2004	$58,571
2005	58,571
2006	58,571
2007	58,571
2008	58,321
Thereafter	275,191

$567,796

10.    Debt

        In conjunction with the Acquisition, the Partnership issued and sold $280,000 aggregate principal amount of 9 5/8% Senior Notes due 2011 ("Senior Notes") and borrowed $125,000 under the term loan facility portion of a senior credit facility due 2007 ("Term Loan"). The Senior Notes are subordinated to the Term Loan. The interest rate applicable to borrowings under the Term Loan is based on the LIBOR rate, or, at the Partnership's option, the higher of several other common indices. At December 31, 2003, the interest rate on the Term Loan was 4.88%. The Partnership is required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the Term Loan.

        Debt covenants require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership. At December 31, 2003, the Partnership was in compliance with these covenants.

        Long-term debt consisted of the following:

Successor Basis December 31, 2003
Senior Notes	$280,000
Term Loan	113,000

393,000
Less current portion of long-term debt	8,000

Long-term debt, excluding current portion	$385,000

        Long-term debt repayments are due as follows:

2004	$8,000
2005	25,000
2006	25,000
2007	55,000
2008	—
Thereafter	280,000

$393,000

11.    Lines of Credit

        The Partnership had a line of credit with one bank as of December 31, 2002 that was cancelled on June 30, 2003. This line of credit allowed the Partnership to borrow up to $50,000 at the following options: the bank's base rate or the euro-dollar option (LIBOR rate plus applicable bank margin). The line of credit required that the Partnership keep a minimum of $2,000 in a demand deposit account and $2,000 in an investment account. Commitment fees incurred on the unused portion of the line of credit were approximately $70 and $62 during 2001 and 2002, respectively.

        On June 30, 2003, we entered into a syndicated revolving credit facility, which matures on June 30, 2007. This facility allows the Partnership to borrow up to $50,000 in revolving credit loans and standby letters of credit. The revolving loans have the following rate options: the bank's designated base rate, the eurodollar rate or the euro-dollar base rate. Commitment fees incurred on the unused portion of the credit facility are payable quarterly in arrears at a rate of 1/2 of 1% per annum and were $128 during the six months ended December 31, 2003.

12.    Other Significant Events

        Substantially all of TWA's assets, including its 26% interest in the Partnership, were sold to American during the first half of 2001. With this transaction, it was anticipated that the Partnership would no longer be providing the information technology services to TWA after the migration of TWA off of the Worldspan GDS. This migration was completed in December 2001. For the year ended December 31, 2001, information technology services billed to TWA was $16,261. As a result of the financial impact of the pending TWA migration, the Partnership announced a workforce reduction in February 2001. The total charge recorded for the reduction, which affected approximately 220 employees, was $7,350, all of which was for severance and benefits. Most of these payments were made during 2001. At December 31, 2002, there was no remaining liability associated with this workforce reduction.

        In October 2001, the Partnership announced an additional workforce reduction. This reduction was a result of decreased travel, and related booking volumes, caused by the events of September 11, 2001. The total charge recorded for this reduction, which affected approximately 200 employees, was $7,160, all of which was for severance and benefits. At December 31, 2002, there was no remaining liability associated with this workforce reduction.

        In December 2001, the Partnership recorded a charge of $8,199 as a result of Delta's and Northwest's discontinued participation in a subscriber incentive program. This program was structured such that Delta, Northwest and TWA contributed, in the aggregate, approximately 40% of the total anticipated annual cost of the program. This annual contribution was paid by the Partners over a 36-month period, which was intended to correlate with the subscribers' usage of their incentives. When the Partner participation in the program was discontinued, the Partnership recorded a fourth quarter 2001 charge to write-off the asset associated with the outstanding payments.

        In November 2002, the Partnership announced a voluntary severance program. The total charge recorded for this workforce reduction, which affected approximately 130 employees, was $6,143, all of which was for severance and benefits. At December 31, 2002 and 2003, the remaining liability associated with this workforce reduction was $5,899 and $0, respectively.

        In April 2003, the Partnership announced a workforce reduction, which included both a voluntary and an involuntary program. This reduction was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy. The total charge recorded for this workforce reduction, which affected approximately 200 employees, was $4,600, all of which was for severance and benefits. At December 31, 2003, there was no remaining liability associated with this workforce reduction.

        Upon the closing of the Acquisition, certain members of management received change-in-control payments. The total charge recorded was approximately $17,259.

13.    Income Taxes

        Income (loss) before provision for income taxes consisted of:

	Predecessor Basis
				Successor Basis
	Year ended December 31,
			Six months ended June 30, 2003	Six months ended December 31, 2003
	2001	2002
			(Restated) (Note 15)
Domestic	$77,849	$111,055	$34,046	$(20,075)
Foreign	(15,570)	(4,978)	(5,488)	6,364

Income (loss) before provision for income taxes	$62,279	$106,077	$28,558	$(13,711)

        The income tax (benefit) expense consists of the following:

	Predecessor Basis
				Successor Basis
	Year ended December 31,
			Six months ended June 30, 2003	Six months ended December 31, 2003
	2001	2002
Current taxes:
Federal	$968	$—	$—	$—
State	—	—	—	—
Foreign	(1,858)	1,258	144	989

Income tax (benefit) expense	$(890)	$1,258	$144	$989

        Federal income taxes in the amount of $968 were paid in 2001 for a Foreign Sales Corporation ("FSC") that was wholly owned by the Partnership. No provision for U.S. federal and state income taxes was recorded during 2001 and 2002 or the six months ended June 30, 2003 and December 31, 2003, as such liability was the responsibility of the partners of Worldspan, L.P., rather than of the Partnership. The Partnership intends to distribute to its partners cash sufficient to fund the partners' income tax liability, if any, as permitted by our senior credit facility and the indenture governing our senior notes.

        Certain of the Partnership's foreign subsidiaries are subject to income taxes. As of December 31, 2002 and 2003, a deferred tax asset of $5,812 and $4,377, respectively, existed primarily in respect to differences in depreciation at the foreign subsidiaries. The Partnership has provided a valuation allowance for the full amount of its deferred tax assets.

        Undistributed earnings of the Partnership's foreign subsidiaries amounted to approximately $2,357 at December 31, 2003. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes and foreign withholding taxes have been made. Upon distribution of those earnings, the partners would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and the Partnership would be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrepatriated foreign tax credit amounts would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $161 would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

14.    Commitments and Contingencies

        The Partnership has operating lease agreements which are principally for software, equipment and office facilities. Rent expense relating to these lease agreements was approximately $30,918 and $41,863 for the years ended December 31, 2001 and 2002, respectively, and approximately $31,585 and $35,288 for the six month ended June 30, 2003 and December 31, 2003, respectively.

        The Partnership leases equipment under noncancelable capital lease obligations. Under these arrangements, an asset and liability are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased. The annual lease payments under capital lease obligations are allocated between a reduction in the liability and interest payments using the effective interest method.

        Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2003 are as follows:

	Operating	Capital
2004	$53,464	$21,287
2005	46,373	18,343
2006	45,278	15,756
2007	45,998	7,152
2008	25,048	4,864
Thereafter	28,105	45,547

Total	$244,266	112,949

Less amount representing interest		(41,811)

Present value of net minimum lease payments		71,138
Less current maturities		(16,136)

Long-term maturities		$55,002

        The Partnership has an Asset Management Offering agreement with IBM (the "IBM AMO"), expiring in 2008, that enables the Partnership to integrate additional IBM technology into the Partnership's growing line of travel solutions. The Partnership has accounted for the IBM AMO as a multiple element arrangement of hardware, software, and services. Under the terms of the agreement, the Partnership has a remaining aggregate minimum commitment of $272,815 at December 31, 2003, plus additional contingent payments dependent upon the rate of growth of electronic travel distribution transaction volumes. Of the minimum amount, approximately $185,401 represents future minimum lease payments for leases classified as operating at December 31, 2003 and approximately $17,112 represents future minimum lease payments for leases classified as capital at December 31, 2003. These amounts have been reflected above in the future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2003. The remaining $70,302 represents the Partnership's future commitment for various other technology and service elements of the arrangement at December 31, 2003.

        The future minimum amounts payable under the IBM AMO are as follows at December 31, 2003:

	Total IBM AMO	IBM AMO Operating Leases at December 31, 2003	IBM AMO Capital Leases at December 31, 2003
2004	$68,600	$42,726	$6,171
2005	58,300	39,820	3,239
2006	60,702	40,789	3,091
2007	59,342	41,367	3,080
2008	25,871	20,699	1,531

	$272,815	$185,401	$17,112

        The payment stream of the IBM AMO is such that in the earlier years, the payments required under the agreement exceed the value of the technology and service elements received. This prepaid element at December 31, 2003 of $14,689 is included in "Other long-term assets" in the accompanying consolidated balance sheet.

        In March 2004, the Partnership entered into an agreement to purchase data network services for the Partnership's U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for the Partnership's U.S. and Canadian offices. The minimum commitment over the term of the agremeent is $30.0 million.

        During 1998, the Partnership filed suit against Abacus Distribution Systems Pte Ltd. ("Abacus") for fraud, breach of contract and misappropriation of the Partnership's trade secrets and a separate action against Sabre Holdings Corporation ("Sabre") for tortious interference, misappropriation of the Partnership's trade secrets and other claims. In August 2000, a Tribunal of arbitrators in London acting under the authority of the International Chamber of Commerce found in favor of the Partnership in its proceedings against Abacus and granted joint and several monetary damages and costs to the Partnership of approximately $39,557 (included in "Other, net" in the accompanying consolidated statements of operations), which was paid by Abacus in 2000. Abacus filed a counterclaim against the Partnership, which has been dismissed. In 1998, the Partnership initiated a lawsuit against Sabre and other Sabre-affiliated entities for claims arising from the termination of the Partnership's relationship with Abacus. In June 2002, the Partnership's claims against Sabre were pending before the U.S. District Court for the Northern District of Georgia and the U.S. Court of Appeals for the Eleventh Circuit. On June 18, 2002 the Partnership and Sabre executed a Settlement Agreement containing a mutual release of all pending claims. The settlement was paid in full in July 2002. In addition, the Partnership is currently involved in various claims related to matters arising from the ordinary course of business. Management believes the ultimate disposition of these actions will not materially affect the financial position or results of operations of the Partnership.

        In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2000. The Partnership is currently in the process of filing appeals of these assessments, the outcome of which is currently uncertain. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of our founding airlines shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of Worldspan and its subsidiaries related to periods prior to the sale of the Partnership on June 30, 2003. The Partnership has informed our founding airlines of the receipt of these assessments and the indemnity obligation of our founding airlines under the Partnership Interest Purchase Agreement. Because of this indemnity, the Partnership believes that amounts paid, if any, to settle this assessment will be reimbursed by our founding airlines and will not have an effect on the Partnership's financial position or results of operations.

        In January 2004, the Partnership received notice of a class action suit filed in the U.S. District Court for the District of Minnesota in which the Partnership initially was one of the named defendants and which alleges violations of various laws relating to privacy. These allegations arise from disclosures by Northwest of passenger data to a U.S. government agency, a series of events that transpired in 2001 or 2002. The Partnership has informed our founding airlines of the filing of this suit and the indemnity obligation of our founding airlines under the Partnership Interest Purchase Agreement. Due to this indemnity and following our analysis of the facts and the law in the case, the Partnership believes that any amounts paid in this matter will not have a material impact upon the Partnership's business, financial position or results of operations. An amended and consolidated class action lawsuit was recently refiled in this case, and the Partnership is no longer a named defendant in this matter. The Partnership is evaluating whether there is any future liability arising from this matter.

        During 2003, the Partnership exercised its right to terminate an agreement with a technology provider. This termination is effective October 2004. As a result of the termination, the Partnership recorded a second quarter 2003 charge of $2,604, which represents the Partnership's contractual committment for the period November 2004 to October 2006. During the fourth quarter 2003, the Partnership terminated its remaining relationship with this technology provider. The Partnership recorded an additional charge of $2,084, which represents the Partnership's contractual committment for the period December 2003 to October 2004.

        The Partnership intends to distribute to its partners cash sufficient to fund the 5% cash interest component of the holding company subordinated seller notes and the partners' income tax liability, if any, as permitted by our senior credit facility and the indenture governing our senior notes. During the six months ended December 31, 2003, the Partnership distributed $1,925 to WTI for the 5% interest component of the holding company subordinated seller notes.

15. Restatement of Financial Statements

        During the fourth quarter of 2003, the Partnership identified certain items that should have been recorded in the six month period ended June 30, 2003. These items consist of: (i) a termination of an agreement with a technology provider; (ii) incorrect calculation of certain employee benefit costs; (iii) reconciliation of amounts due under certain associate agreements; and (iv) other accruals.

        The impact of these adjustments on the previously reported six months ended June 30, 2003 is as follows:

	Six months ended June 30, 2003
	As previously reported	As restated
Cost of revenues	$338,875	$341,828
Selling, general and administrative	77,237	76,141
Operating income	51,360	49,503
Income before provision for income taxes	30,415	28,558
Net income	30,271	28,414

16.    Business Segment Information

        The Partnership's operations are classified into two reportable business segments: electronic travel distribution and information technology services. The Partnership's two reportable business segments are managed separately based on fundamental differences in their operations. In addition, each business segment offers different products and services. The electronic travel distribution segment distributes travel services of its associates to subscribers of the Worldspan GDS. By having access to the

Worldspan GDS, subscribers are able to book reservations with the associates. The information technology services segment provides technology services to Delta and Northwest and other companies in the travel industry.

        The Partnership evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

	Predecessor Basis			Successor Basis
	Year ended December 31,		Six months ended June 30, 2003
				Six months ended December 31, 2003
	2001	2002
			(Restated) (Note 15)
Revenues
Electronic travel distribution	$762,304	$807,095	$414,933	$396,488
Information technology services	126,049	107,774	52,539	32,974

Total revenues	$888,353	$914,869	$467,472	$429,462
Operating income
Electronic travel distribution	$74,369	$105,855	$45,803	$26,769
Information technology services	6,209	6,112	3,700	(18,919)

Total operating income	$80,578	$111,967	$49,503	$7,850
Depreciation and amortization
Electronic travel distribution	$68,703	$65,828	$26,701	$42,888
Information technology services	14,722	13,387	5,621	10,067

Total depreciation and amortization	$83,425	$79,215	$32,322	$52,955
Geographic areas
Total revenues
United States	$762,960	$786,244	$406,854	$362,104
Foreign	125,393	128,625	60,618	67,358

Total	$888,353	$914,869	$467,472	$429,462
Long-lived assets
United States	$187,300	$167,486	$173,362	$917,633
Foreign	39,900	33,602	31,772	31,365

Total	$227,200	$201,088	$205,134	$948,998

17.    Supplemental Guarantor/Non-Guarantor Financial Information

        Concurrent with the closing of the Acquisition discussed in Note 8, certain obligations of the Partnership became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as "Worldspan, L.P.—Guarantor" in the accompanying financial information). Included in Worldspan, L.P.—Guarantor is a subsidiary that individually represents less than three percent of the Partnership's total assets, Partners' capital, total revenues, net income, and cash flows from operating activities. The foreign subsidiaries (referred to as "Non-Guarantor Subsidiaries" in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing Corp., the co-issuer, was established June 6, 2003 and became a non-guarantor subsidiary of the Partnership. WS Financing Corp. does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
as of December 31, 2002
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$125,140	$6,961	$—	$132,101
Trade accounts receivable, net	60,986	1,805	—	62,791
Related party accounts receivable, net	34,933	—	—	34,933
Prepaid expenses and other current assets	20,320	2,664	—	22,984

Total current assets	241,379	11,430	—	252,809
Property and equipment, less accumulated depreciation	105,987	9,623	—	115,610
Deferred charges	19,413	16,507	—	35,920
Other intangible assets, net	19,524	—	—	19,524
Investments	5,053	1,812	—	6,865
Investments in subsidiaries	9,154	—	(9,154)	—
Other long-term assets	18,478	5,660	—	24,138

Total assets	$418,988	$45,032	$(9,154)	$454,866

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$16,708	$1,794	$—	$18,502
Intercompany accounts payable (receivable)	(10,203)	10,203	—	—
Accrued expenses	121,804	23,804	—	145,608
Current portion of capital lease obligations	25,868	—	—	25,868

Total current liabilities	154,177	35,801	—	189,978
Long-term portion of capital lease obligations	67,688	—	—	67,688
Pension and postretirement benefits	54,401	—	—	54,401
Other long-term liabilities	7,120	77	—	7,197

Total liabilities	283,386	35,878	—	319,264
Commitments and contingencies	—	—	—	—
Partners' capital	135,602	9,154	(9,154)	135,602

Total liabilities and Partners' capital	$418,988	$45,032	$(9,154)	$454,866

Condensed Consolidating Balance Sheets
as of December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$41,615	$2,131	$—	$43,746
Trade accounts receivable, net	100,593	2,529	—	103,122
Prepaid expenses and other current assets	21,422	2,207	—	23,629

Total current assets	163,630	6,867	—	170,497
Property and equipment, less accumulated depreciation	113,321	7,189	—	120,510
Deferred charges	17,472	16,072	—	33,544
Debt issuance costs, net	13,626	—	—	13,626
Goodwill	109,740	—	—	109,740
Other intangible assets, net	639,938	—	—	639,938
Investments	5,064	1,313	—	6,377
Investments in subsidiaries	7,845	—	(7,845)	—
Other long-term assets	18,472	6,791	—	25,263

Total assets	$1,089,108	$38,232	$(7,845)	$1,119,495

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$16,933	$2,742	$—	$19,675
Intercompany accounts payable (receivable)	(1,226)	1,226	—	—
Accrued expenses	117,944	26,471	—	144,415
Current portion of capital lease obligations	16,136	—	—	16,136
Current portion of long-term debt	8,000	—	—	8,000

Total current liabilities	157,787	30,439	—	188,226
Long-term portion of capital lease obligations	55,002	—	—	55,002
Long-term debt	385,000	—	—	385,000
Pension and postretirement benefits	68,439	(34)	—	68,405
Other long-term liabilities	6,328	(18)	—	6,310

Total liabilities	672,556	30,387	—	702,943
Commitments and contingencies	—	—	—	—
Partners' capital	416,552	7,845	(7,845)	416,552

Total liabilities and Partners' capital	$1,089,108	$38,232	$(7,845)	$1,119,495

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2001
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$762,960	$125,393	$—	$888,353
Operating expenses	678,184	129,591	—	807,775

Operating income (loss)	84,776	(4,198)	—	80,578
Other income (expense)
Interest income	5,671	141	—	5,812
Interest expense	(6,515)	—	—	(6,515)
Gain on sale of marketable securities	9,148	—	—	9,148
Equity in loss of investees, net	(2,141)	—	—	(2,141)
Write-down of impaired investments	(9,346)	(10,438)	—	(19,784)
Loss from subsidiaries	(13,712)	—	13,712	—
Other, net	(3,744)	(1,075)	—	(4,819)

Total other expense, net	(20,639)	(11,372)	13,712	(18,299)
Income (loss) before income taxes	64,137	(15,570)	13,712	62,279
Income tax expense (benefit)	968	(1,858)	—	(890)

Net income (loss)	$63,169	$(13,712)	$13,712	$63,169

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2002
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$786,244	$128,625	$—	$914,869
Operating expenses	673,417	129,485	—	802,902

Operating income (loss)	112,827	(860)	—	111,967
Other income (expense)
Interest income	1,949	136	—	2,085
Interest expense	(5,477)	(4)	—	(5,481)
Equity in gain of investee, net	68	—	—	68
Write-down of impaired investments	(5,080)	(5,250)	—	(10,330)
Loss from subsidiaries	(6,236)	—	6,236	—
Other, net	6,768	1,000	—	7,768

Total other expense, net	(8,008)	(4,118)	6,236	(5,890)
Income (loss) before income taxes	104,819	(4,978)	6,236	106,077
Income tax expense	—	1,258	—	1,258

Net income (loss)	$104,819	$(6,236)	$6,236	$104,819

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2003
(Predecessor Basis)
(Restated)
(Note 15)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$406,854	$60,618	$—	$467,472
Operating expenses	351,447	66,522	—	417,969

Operating income (loss)	55,407	(5,904)	—	49,503
Other income (expense)
Interest income	360	41	—	401
Interest expense	(2,756)	—	—	(2,756)
Equity in gain of investee, net	130	—	—	130
Loss from subsidiaries	(5,632)	—	5,632	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,836)	375	—	(1,461)

Total other expense, net	(26,993)	416	5,632	(20,945)
Income (loss) before income taxes	28,414	(5,488)	5,632	28,558
Income tax expense	—	144	—	144

Net income (loss)	$28,414	$(5,632)	$5,632	$28,414

Condensed Consolidating Statements of Operations
for the Six Months Ended December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$362,104	$67,358	$—	$429,462
Operating expenses	359,014	62,598	—	421,612

Operating income	3,090	4,760	—	7,850
Other income (expense)
Interest income	186	109	—	295
Interest expense	(20,891)	—	—	(20,891)
Equity in gain of investee	278	—	—	278
Write-down of impaired investments	(732)	(500)	—	(1,232)
Income from subsidiaries	5,375	—	(5,375)	—
Other, net	(2,006)	1,995	—	(11)

Total other income (expense), net	(17,790)	1,604	(5,375)	(21,561)
Income before income taxes	(14,700)	6,364	(5,375)	(13,711)
Income tax expense	—	989	—	989

Net income	$(14,700)	$5,375	$(5,375)	$(14,700)

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2001
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$148,673	$12,533	$—	$161,206

Cash flows from investing activities:
Purchase of property and equipment	(15,184)	(7,153)	—	(22,337)
Proceeds from sale of property and equipment	779	—	—	779
Capitalized software development costs	(3,613)	—	—	(3,613)
Purchase of investments	(4,871)	(4,500)	—	(9,371)
Proceeds from sale of investment	9,148	—	—	9,148
Investments in subsidiaries	(3,174)	—	3,174	—

Net cash used in investing activities	(16,915)	(11,653)	3,174	(25,394)

Cash flows from financing activities:
Distribution to Partners	(175,000)	—	—	(175,000)
Principal payments on capital leases	(16,046)	—	—	(16,046)
Contributions to subsidiaries	—	3,174	(3,174)	—

Net cash (used in) provided by financing activities	(191,046)	3,174	(3,174)	(191,046)

Net (decrease) increase in cash and cash equivalents	(59,288)	4,054	—	(55,234)
Cash and cash equivalents at beginning of year	139,688	1,487	—	141,175

Cash and cash equivalents at end of year	$80,400	$5,541	$—	$85,941

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2002
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$182,666	$4,083	$—	$186,749

Cash flows from investing activities:
Purchase of property and equipment	(9,355)	(3,020)	—	(12,375)
Proceeds from sale of property and equipment	559	—	—	559
Capitalized software development costs	(3,056)	—	—	(3,056)
Purchase of investments	(327)	—	—	(327)
Investments in subsidiaries	(357)	—	357	—

Net cash used in investing activities	(12,536)	(3,020)	357	(15,199)

Cash flows from financing activities:
Distribution to Partners	(100,000)	—	—	(100,000)
Principal payments on capital leases	(25,390)	—	—	(25,390)
Contributions to subsidiaries	—	357	(357)	—

Net cash (used in) provided by financing activities	(125,390)	357	(357)	(125,390)

Net increase in cash and cash equivalents	44,740	1,420	—	46,160
Cash and cash equivalents at beginning of year	80,400	5,541	—	85,941

Cash and cash equivalents at end of year	$125,140	$6,961	$—	$132,101

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2003
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by (used in) operating activities	$44,815	$(3,792)	$—	$41,023

Cash flows from investing activities:
Purchase of property and equipment	(2,102)	(2,134)	—	(4,236)
Proceeds from sale of property and equipment	396	—	—	396
Capitalized software development costs	(1,367)	—	—	(1,367)
Investments in subsidiaries	(55)	—	55	—

Net cash used in investing activities	(3,128)	(2,134)	55	(5,207)

Cash flows from financing activities:
Distribution to Partners	(110,000)	—	—	(110,000)
Principal payments on capital leases	(13,986)	—	—	(13,986)
Contributions to subsidiaries	—	55	(55)	—

Net cash (used in) provided by financing activities	(123,986)	55	(55)	(123,986)

Net decrease in cash and cash equivalents	(82,299)	(5,871)	—	(88,170)
Cash and cash equivalents at beginning of period	125,140	6,961	—	$132,101

Cash and cash equivalents at end of period	$42,841	$1,090	$—	$43,931

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended December 31, 2003
(Successor basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$47,123	$3,805	$—	$50,928

Cash flows from investing activities:
Purchase of property and equipment	(14,307)	(1,654)	—	(15,961)
Proceeds from sale of property and equipment	75	—	—	75
Capitalized software development costs	(1,395)	—	—	(1,395)
Investments in subsidiaries	1,109	—	(1,109)	—

Net cash used in investing activities	(14,518)	(1,654)	(1,109)	(17,281)

Cash flows from financing activities:
Payments to founding airlines	(702,846)	—	—	(702,846)
Equity contribution from Parent, net of transaction costs	306,967	—	—	306,967
Distribution to Partners	(2,120)	—	—	(2,120)
Proceeds from issuance of debt, net of debt issuance costs	390,063	—	—	390,063
Principal payments on capital leases	(13,896)	—	—	(13,896)
Principal payments on debt	(12,000)	—	—	(12,000)
Contributions to subsidiaries	—	(1,109)	1,109	—

Net cash (used in) provided by financing activities	(33,832)	(1,109)	1,109	(33,832)

Net (decrease) increase in cash and cash equivalents	(1,227)	1,042	—	(185)
Cash and cash equivalents at beginning of period	42,841	1,090	—	43,931

Cash and cash equivalents at end of period	$41,614	$2,132	$—	$43,746

18.    Subsequent Event

        WTI intends to file, concurrent with the filing of this Form 10-K, a Registration Statement on Form S-1 relating to an initial public offering of shares of common stock of WTI.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer ("CEO") and principal financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We are a wholly-owned subsidiary of WTI, whose stockholders include Citigroup Venture Capital Equity Partners, L.P., or CVC, and Ontario Teachers' Pension Plan Board, or OTPP, their respective affiliates and members of our senior management.

        Our executive officers and directors are as follows:

Name	Age	Position
Rakesh Gangwal	50	Chairman, President and Chief Executive Officer and Director
M. Gregory O'Hara	38	Executive Vice President—Corporate Planning and Development and Director
Ninan Chacko	39	Senior Vice President—e-Commerce and Product Planning
David A. Lauderdale	43	Chief Technology Officer and Senior Vice President—Technical Operations
Michael B. Parks	44	Senior Vice President and General Manager—Worldwide Travel Distribution
Susan J. Powers	53	Chief Information Officer and Senior Vice President—Worldwide Products Solutions
Jeffrey C. Smith	52	General Counsel, Secretary and Senior Vice President—Human Resources
Michael S. Wood	49	Senior Vice President and Chief Financial Officer
Paul J. Blackney	57	Director
Shael J. Dolman	32	Director
Ian D. Highet	39	Director
James W. Leech	56	Director
Dean G. Metcalf	48	Director
Paul C. Schorr IV	37	Director
Joseph M. Silvestri	42	Director
David F. Thomas	54	Director

        Rakesh Gangwal, Chairman, President and Chief Executive Officer and Director.    Mr. Gangwal has been our Chairman, Chief Executive Officer and President since June 2003. From 2001 until June 2003,

Mr. Gangwal was involved in a variety of business endeavors, including most recently our acquisition by WTI. From 1998 to 2001, Mr. Gangwal was President and Chief Executive Officer of U.S. Airways. From 1996 to 1998, Mr. Gangwal was President and Chief Operating Officer of U.S. Airways. U.S. Airways filed for voluntary bankruptcy under Chapter 11 in August 2002, nine months after Mr. Gangwal's departure, and emerged from bankruptcy in March 2003. From 1994 to 1996, Mr. Gangwal was Executive Vice President of Planning and Development for Air France. From 1984 to 1994, he held a variety of executive management positions at United Air Lines, including Senior Vice President of Planning between 1992 and 1994. Mr. Gangwal holds a Bachelor of Technology in mechanical engineering from The Indian Institute of Technology, Kanpur, India and holds an MBA from the University of Pennsylvania's Wharton School. Mr. Gangwal is a director of Boise Cascade Corporation.

        M. Gregory O'Hara, Executive Vice President—Corporate Planning and Development and Director.    Mr. O'Hara has been our Executive Vice President—Corporate Planning and Development since June 2003. From 2000 until June 2003, Mr. O'Hara worked on a variety of private equity projects. He served as a Senior Vice President of Sabre, Inc. from 1997 to 2000, where he was responsible for deal initiation, strategy and design function. From 1995 to 1996, Mr. O'Hara was an Associate with Perot Systems Corporation. From 1991 to 1995, he was the President and Founder of Advanced Systems International. Mr. O'Hara holds an MBA from Vanderbilt University. Mr. O'Hara is a director of SITA S.C.

        Ninan Chacko, Senior Vice President—e-Commerce and Product Planning.    Mr. Chacko has been our Senior Vice President—e-Commerce and Product Planning since January 2004 and our Senior Vice President—Product Planning since October 2003. From 2002 to October 2003, Mr. Chacko served as Senior Vice President of Emerging Business at Sabre Holdings, Inc. From 1997 to 2002, Mr. Chacko served in a variety of management roles at Sabre Inc., including Senior Vice President of Marketing for Travel Marketing and Distribution. Mr. Chacko holds Bachelor of Science and Master of Science degrees in aerospace engineering from the University of Kansas. He also graduated from Harvard Business School's Advanced Management Program.

        David A. Lauderdale, Chief Technology Officer and Senior Vice President—Worldwide Technical Operations.    Mr. Lauderdale has been with us since 1993, most recently serving as our Chief Technology Officer and Senior Vice President—Worldwide Technical Operations. From 1997 to 2001, Mr. Lauderdale served as our Director—Worldwide E-Commerce and Communications Infrastructure, where he initiated and led the effort to TCP/IP-enable our global distribution network. From 1996 to 1997, Mr. Lauderdale served as our Director—Communications Software. From 1994 to 1996, Mr. Lauderdale was our Director—Computer Operations. Prior to joining us in 1993, Mr. Lauderdale served as Manager—Technical Services for PARS Service Partnership.

        Michael B. Parks, Senior Vice President and General Manager—Worldwide Travel Distribution.    Mr. Parks has been our Senior Vice President and General Manager—Worldwide Travel Distribution since 2000. From 1997 to 2000, Mr. Parks served as Senior Vice President, Electronic Travel Distribution for Europe, the Middle East and Africa at Sabre. While in this position at Sabre, he directed all aspects of Sabre's electronic travel distribution initiatives, including marketing, sales and product management activities throughout that region of the world. From 1993 to 1997, Mr. Parks served as Senior Vice President for Sabre's Latin American and Caribbean division. Mr. Parks joined Sabre in 1993 after holding various travel technology and sales management positions with Galileo and United Air Lines in North America, Europe and Latin America. He holds a Bachelor of Arts in public administration and political science, as well as a licenciado in inter-American studies from the University of the Pacific.

        Susan J. Powers, Chief Information Officer and Senior Vice President—Worldwide Product Solutions.    Ms. Powers joined us in 1993 and is currently our Chief Information Officer and Senior Vice

President—Worldwide Product Solutions. From 1996 to 2001, she served as our Senior Vice President—Worldwide E-Commerce and Vice President—Sales. From 1993 to 1996, she served as our Vice President—Product and Associates Marketing. From 1991 to 1993, Ms. Powers was Director of Marketing and Distribution for Northwest. Ms. Powers holds a Bachelor of Science in mathematics from Southern Illinois University and an MBA from Northern Illinois University.

        Jeffrey C. Smith, General Counsel, Secretary and Senior Vice President—Human Resources.    Mr. Smith joined us as our General Counsel, Secretary and Senior Vice President—Human Resources in March 2004. From 2001 to 2003, Mr. Smith served as General Counsel, Corporate Secretary and Chief Human Resources Officer for Cincinnati Bell Inc. (formerly Broadwing Inc.). From 1999 to 2001, he served as Chief Legal and Administrative Officer of Broadwing Inc. From 1997 to 1999, Mr. Smith served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary at IXC Communications, Inc. before its acquisition by Cincinnati Bell Inc. From 1985 to 1996, Mr. Smith served with The Times Mirror Company, beginning as senior staff counsel and ultimately as Vice President—Planning and Development for the Times Mirror Training Group. He holds a Juris Doctor from the University of California, Hastings College of the Law, an MBA from Pepperdine University and a Bachelor of Science in business administration from Lewis and Clark College.

        Michael S. Wood, Senior Vice President and Chief Financial Officer.    Mr. Wood joined us as our Senior Vice President and Chief Financial Officer in February 2004. Prior to joining us, Mr. Wood served as Senior Vice President and General Manager-Emerging Technologies at ChoicePoint. From February 2000 to May 2002, he served as Senior Vice President and Chief Financial Officer at ChoicePoint, responsible for finance, investor relations, human resources and administration. From February 1992 to January 2000, Mr. Wood served in various management roles, including Chief Financial Officer, at Lane Bryant, a division of The Limited, Inc. Prior to this, he served in various financial and auditing roles at General Electric and Primerica Corporation. Mr. Wood holds a Bachelor of Science in accounting from Villanova University and an MBA from Loyola College.

        Paul J. Blackney, Director.    Mr. Blackney was our President and Chief Executive Officer from 1999 until June 2003. Upon the closing of our acquisition by WTI, Mr. Blackney stepped down as our President and Chief Executive Officer and has continued as a member of our Board of Directors. In addition, Mr. Blackney is presently acting as a consultant to us. From February 1999 to October 1999, Mr. Blackney was the Senior Vice President—Publishing & Business Services at the American Medical Association. From July 1997 to February 1999, he was the Chief Executive Officer of The Fort Street Company. From 1993 to 1997, Mr. Blackney was the Chief Executive Officer of Apollo Travel Services. Prior to that, he was Senior Vice President of Business Operations for Covia Partnership (which subsequently combined with Galileo). Mr. Blackney holds a Bachelor of Arts in political science from the University of Michigan.

        Shael J. Dolman, Director.    Mr. Dolman is a Portfolio Manager at Teachers' Merchant Bank, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University.

        Ian D. Highet, Director.    Mr. Highet is a Partner at CVC. He joined CVC in 1998 after working in mergers and acquisitions at Primedia (formerly K-III Communications). Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Valor Telecommunications, LLC.

        James W. Leech, Director.    Mr. Leech is the Senior Vice President at Teachers' Merchant Bank, the private equity arm of OTPP. He joined OTPP in 2001. Previously, he was President and CEO of InfoCast Corporation, an Application Service Provider in the eLearning and Call Centre businesses, (1999 - 2001); Vice-Chair and Co-Founder of Kasten Chase Applied Research Inc., a data security company (1992 - 2001); and President and CEO of Union Energy Inc., one of North America's largest energy companies (1986 - 1992). From 1979 to 1988, Mr. Leech was President of Unicorp Canada Corporation, one of Canada's first public merchant banks. Mr. Leech graduated from the Royal Military College of Canada with a BSc. (Honours Mathematics and Physics) and holds an MBA from Queen's University. His directorships include Yellow Pages Group, Chemtrade Logistics Inc, Harris Steel Group Inc. and Maple Leaf Sports and Entertainment Ltd.

        Dean G. Metcalf, Director.    Mr. Metcalf is a Vice President at Teachers' Merchant Bank, the private equity arm of OTPP. He joined OTPP in 1991. Previously, he worked in commercial and corporate lending for several years and, in particular, provided acquisition financing for mid-market buyouts. Mr. Metcalf received a BA and MBA from York University. He is a director of Shoppers Drug Mart Corporation, Maple Leaf Sports and Entertainment Ltd. and Yellow Pages Group.

        Joseph M. Silvestri, Director.    Mr. Silvestri is a Partner at CVC. He joined CVC in 1990 after working at Lamar Companies in private equity investments. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of Euramax International, Inc., MacDermid, Incorporated and The Triumph Group, Inc.

        Paul C. Schorr IV, Director.    Mr. Schorr is a Managing Partner at CVC. He joined CVC in 1996 after working as a consultant with McKinsey & Company, Inc. Mr. Schorr received his Bachelor of Science in Foreign Service (magna cum laude) from Georgetown University's School of Foreign Service and MBA with Distinction from Harvard Business School. He is a director of AMI Semiconductor Inc., ChipPac Inc. and Fairchild Semiconductor International, Inc.

        David F. Thomas, Director.    Mr. Thomas is the President of CVC. He joined CVC in 1980. Previously, he held various positions with Citibank's Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Flender GmbH and Winergy AG.

Board Composition

        The stockholders agreement among CVC, certain of its affiliates, OTPP and other stockholders of WTI which was entered into June 2003 provides that our board of directors will consist of ten members, including five designees of CVC, three designees of OTPP, our President and Chief Executive Officer and one additional member, who currently is Paul J. Blackney. These rights of designation will expire when the initial ownership of these stockholders falls below defined ownership thresholds. Pursuant to the stockholders agreement, the board of directors may not take certain significant actions without the approval of each of CVC and OTPP for so long as such stockholders, and their permitted transferees under the stockholders agreement, hold a defined ownership threshold.

Board Committees

        The board of directors will have an audit committee and a human resources committee. The audit committee consists of Messrs. Highet, Metcalf and Thomas. The audit committee will review our financial statements and accounting practices and make recommendations to our board of directors regarding the selection of independent auditors.

        The human resources committee of the board of directors consists of Messrs. Leech, Schorr and Silvestri. The human resources committee will make recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administer our employee benefit plans.

Audit Committee Financial Expert

        The board of directors has determined that the audit committee does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission rules and regulations. However, the board of directors believes that each of the members of the audit committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. As the board of directors believes that the current members of the audit committee are qualified to carry out all of the duties and responsibilities of the audit committee, the board of directors does not believe that it is necessary at this time to actively search for an outside person to serve on the board of directors who would qualify as an audit committee financial expert.

Code of Ethics for Financial Professionals

        Our Code of Ethics for Financial Professionals applies to our Chairman, President and Chief Executive Officer and all professionals worldwide serving in a finance, accounting, treasury, tax or investor relations role. The Code of Ethics for Financial Professionals is posted on our Internet website at http://www.worldspan.com. Any waivers of the application of our Code of Ethics for Financial Professionals to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be disclosed promptly on our website. Any amendment of the Code of Ethics for Financial Professionals will also be disclosed promptly on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes compensation awarded or paid by us during 2003, 2002 and 2001 to our current Chief Executive Officer, our former Chief Executive Officer and our four next most highly compensated executive officers.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Payouts
Name and Principal Position	Year	Salary	Bonus(1)			Other Annual Compensation(2)	Restricted Stock Awards		LTIP Payouts(3)	All Other Compensation(4)
Rakesh Gangwal Chairman, President and Chief Executive Officer	2003 2002 2001	$500,000 — —	$	— — —	(5)	$71,561 — —	$862,500 — —	(6)	— — —	$646,203 — —
Paul J. Blackney Former President and Chief Executive Officer	2003 2002 2001	206,500 401,603 384,519		136,500 1,647,870 425,000		— — —	— — —		$498,462 184,462 345,000	6,772,036 3,096 3,225
Douglas L. Abramson Former Senior Vice President—Legal and Human Resources, General Counsel and Secretary	2003 2002 2001	285,145 273,158 242,281		169,398 1,020,128 382,067		— — —	— — —		241,965 74,805 152,852	2,655,237 4,799 4,770
Susan J. Powers Senior Vice President—Worldwide Product Solutions	2003 2002 2001	263,501 247,352 219,808		156,901 933,099 346,875	(5)	— — —	— — —		224,115 68,580 138,750	2,655,113 4,892 4,696
Dale Messick Former Senior Vice President and Chief Financial Officer	2003 2002 2001	221,340 207,654 185,617		131,797 784,805 292,377		— — —	— — —		188,257 57,607 117,001	2,653,899 4,293 3,985
Michael B. Parks Senior Vice President and General Manager—Worldwide Travel Distribution	2003 2002 2001	224,344 222,168 207,108		134,866 634,338 103,350	(5)	— — —	— — —		183,225 17,804 —	2,652,626 4,716 994

(1)
The amounts reported as "Bonus" for 2003, 2002 and 2001 include bonuses paid as executive incentive compensation. The amounts reported as "Bonus" for 2002 include payments on retention bonuses. The amounts reported as "Bonus" for 2002 and 2001 include payments on an equity recognition bonus. The executive incentive compensation bonuses paid for the years ended December 31, 2003, 2002 and 2001, respectively, were as follows: Mr. Gangwal—$0(5), $0 and $0; Mr. Blackney—$136,500, $597,870 and $225,000; Mr. Abramson—$169,398, $359,624 and $134,063;

  Ms. Powers—$156,901(5), $333,099 and $121,875; Mr. Messick—$131,797, $279,803 and $102,375 and Mr. Parks—$134,866(5), $286,218 and $103,350. The retention bonus payments for the year ended December 31, 2002 were as follows: Mr. Blackney $1,050,000; Mr. Abramson—$412,500; Ms. Powers—$375,000; Mr. Messick— $315,000; and Mr. Parks—$348,120. The equity recognition bonuses were earned at the earlier of (i) a change-in-control of the company; (ii) an initial public offering of our common stock; or (iii) June 30, 2001 and entitled the named executive officer to a bonus equal two (2) times his or her salary. Fifty percent (50%) of the bonus was paid in 2001 and fifty percent (50%) was due to be paid in 2002. The equity recognition bonus payments for the years ended December 31, 2002 and 2001, respectively, were as follows: Mr. Abramson—$248,004 and $248,004; Ms. Powers—$225,000 and $225,000; and Mr. Messick—$190,002 and $190,002. The equity recognition bonuses were awarded based upon continued employment on June 30, 2001 and not due to any change-in-control of the company. In 2001, Mr. Blackney received an additional bonus in the amount of $200,000.

(2)
The $71,561 reported as "Other Annual Compensation" for Mr. Gangwal for 2003 consisted of $62,561 of expenses related to Mr. Gangwal's relocation to our headquarters and a car allowance of $9,000. The value of certain perquisites and other personal benefits for the other named executive officers is not included in the amounts disclosed because it did not exceed for any such named executive officer the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(3)
Our long-term executive incentive compensation programs in place for the years ended December 31, 2003, 2002 and 2001 provided for the payment of cash bonuses to our executives based upon the attainment of pre-established performance goals over three-year cycles. At the end of each three-year cycle, provided that the executive remained employed by us through the date of payment, the executive received half of any bonus earned on account of such three-year cycle. The second half of the bonus was paid the following year, again, provided that the executive remained employed by us through the date of payment. In connection with our acquisition by WTI, we made accelerated final payments to Messrs. Blackney, Abramson, Messick and Parks and Ms. Powers for the second half of the bonuses due under the 2000 Long-Term Program. In addition, we made accelerated final payments to Messrs. Blackney, Abramson, Messick and Parks and Ms. Powers of prorated amounts due under our 2001, 2002 and 2003 programs. These final payments were as follows: Mr. Blackney—$498,462; Mr. Abramson—$241,965; Ms. Powers—$224,115; Mr. Messick—$188,257; Mr. Parks—$183,225. Mr. Blackney's bonus for 2002 consisted of $120,000 as payment of the second half of the bonus due to him on account of the three-year cycle ending in 2001 and $64,462 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2002. Mr. Blackney's bonus for 2001 consisted of $225,000 as payment for the second half of the bonus due to him on account of the three-year cycle ending in 2000 and $120,000 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2001. Mr. Abramson's bonus for 2002 consisted of $41,250 as payment of the second half of the bonus due to him on account of the three-year cycle ending in 2001 and $33,555 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2002. Mr. Abramson's bonus for 2001 consisted of $111,602 as payment of the second half of the bonus due to him on account of the three-year cycle ending in 2000 and $41,250 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2001. Ms. Powers' bonus for 2002 consisted of $37,500 as payment of the second half of the bonus due to her on account of the three-year cycle ending in 2001 and $31,080 as payment of the first half of the bonus due to her on account of the three-year cycle ending in 2002. Ms. Powers' bonus for 2001 consisted of $101,250 as payment for the second half of the bonus due to her on account of the three-year cycle ending in 2000 and $37,500 as payment of the first half of the bonus due to her on account of the three-year cycle ending in 2001. Mr. Messick's bonus for 2002 consisted of $31,500 as payment of the second half of the bonus due to him on account of the three-year cycle ending in

  2001 and $26,107 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2002. Mr. Messick's bonus for 2001 consisted of $85,501 as payment of the second half of the bonus due to him on account of the three-year cycle ending in 2000 and $31,500 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2001. Mr. Parks' bonus for 2002 consisted of $17,804 as payment of the first half of the bonus due to him on account of the three-year cycle ending in 2002.

(4)
Includes (a) the compensation element of our group life insurance program for the years ended December 31, 2003, 2002 and 2001, (b) our contributions to individual 401(k) plan accounts for the years ended December 31, 2003, 2002 and 2001, (c) payments made to Messrs. Blackney, Abramson, Messick and Parks and Ms. Powers in connection with our acquisition by WTI and (d) a payment of $637,500 made to Mr. Gangwal to cover federal, state and local withholding tax requirements relating to the grant of 2,702,500 restricted shares of WTI Class A Common Stock. The compensation element of our group life insurance program for the year ended December 31, 2003, 2002 and 2001 respectively, were as follows: Mr. Gangwal—$1,770, $0 and $0; Mr. Blackney—$1,548, $3,096 and $3,225; Mr. Abramson—$1,999, $1,656 and $1,725; Ms. Powers—$1,861, $1,656 and $1,656; Mr. Messick—$584, $626 and $585; and Mr. Parks—$738, $716 and $703. Our contributions to individual 401(k) plan accounts for the years ended December 31, 2003, 2002 and 2001, respectively, were as follows: Mr. Gangwal—$6,933, $0 and $0; Mr. Abramson—$3,924, $3,143 and $3,045; Ms. Powers—$3,938, $3,236 and $3,040; Mr. Messick—$4,000, $3,667 and $3,400; and Mr. Parks—$2,572, $4,000 and $291. In 2003, pursuant to the terms of his employment agreement, upon his resignation as President and Chief Executive Officer following the closing of our acquisition by WTI, Mr. Blackney received payments totaling $1,473,406 in severance payments and accrued benefits. In 2003, pursuant to the terms of each of their employment agreements, Messrs. Blackney, Abramson, Messick and Parks and Ms. Powers received the following change-in-control payments following the closing of our acquisition by WTI: Mr. Blackney—$5,298,630; Mr. Abramson—$2,649,315; Ms. Powers—$2,649,315; Mr. Messick—$2,649,315 and Mr. Parks—$2,649,315.

(5)
The amount of Mr. Gangwal's annual performance bonus is to be determined. See "Employment Agreements" for further information. Final amounts payable to Ms. Powers and Mr. Parks under our 2003 Short Term Program are to be determined.

(6)
On June 30, 2003, Mr. Gangwal was granted 2,702,500 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Gangwal's continuous employment with us. On December 31, 2003, the restricted stock granted had a value of $862,500. Mr. Gangwal is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

        The following table sets forth information regarding stock options granted during the fiscal year 2003 to our executive officers and former executive officers named below:

Option Grants During the Year Ended December 31, 2003

		Percentage of Total Options Granted to Employees in 2003(1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted
			Exercise Price per Share(2)
Name				Expiration Date
					5%	10%
Rakesh Gangwal	750,000 750,000	20.5 20.5%	$2.11 7.30	6/30/2013 6/30/2013	$149,895 —	$380,843 —
Paul J. Blackney	0	0.0	—	—	—	—
Douglas L. Abramson	0	0.0	—	—	—	—
Susan J. Powers	40,000 40,000	1.1 1.1	2.11 7.30	12/31/2013 12/31/2013	7,994 —	20,312 —
Dale Messick	40,000 40,000	1.1 1.1	2.11 7.30	8/13/2013 8/13/2013	7,994 —	20,312 —
Michael B. Parks	30,000 30,000	0.8 0.8	2.11 7.30	8/13/2013 8/13/2013	5,996 —	15,234 —

(1)
Options to purchase a total of 3,660,000 shares of WTI Class A Common Stock were issued in 2003.

(2)
The options granted in 2003 consisted of "Series 1" and "Series 2" options. The Series 1 options were issued with an initial exercise price of $2.11 per share, which is scheduled to decrease to $0.32 per share in six month increments over a period of four and a half years from the grant date. The Series 2 options were issued with an initial exercise price of $7.30 per share, which is scheduled to decrease to $5.29 per share in six month increments over a period of five years from the grant date. If all of the WTI Preferred Stock is redeemed or repurchased, or is exchanged for shares of WTI Class A Common Stock, the option exercise price then in effect shall remain in effect for the term of this option. The exercise price per share is given as of December 31, 2003.

(3)
As of December 31, 2003. The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the WTI Class A Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The fair market value of the WTI Class A Common Stock on the date of grant was approximately $0.32 per share.

        The following table sets forth information regarding 2003 fiscal year-end option values for each of the executive officers and former executive officers named below:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Number of Shares Acquired on Exercise
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Rakesh Gangwal	—	—	—	1,500,000	—	$0
Paul J. Blackney	—	—	—	—	—	—
Douglas L. Abramson	—	—	—	—	—	—
Susan J. Powers	—	—	—	80,000	—	0
Dale Messick	—	—	—	80,000	—	0
Michael B. Parks	—	—	—	60,000	—	0

Stock Incentive Plan

        Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees. The purpose of the stock incentive plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. WTI has reserved 12,580,000 shares of WTI Class A Common Stock for issuance under the stock incentive plan. Up to 6,580,000 shares may be offered as restricted stock, and up to 6,000,000 shares may be subject to options. After giving effect to issuances of restricted stock and options through March 26, 2004, 189,001 shares of WTI Class A Common Stock are available for issuance as restricted stock under the stock incentive plan and options to purchase 2,185,000 shares of WTI Class A Common Stock may be granted under the stock incentive plan.

        The stock incentive plan is administered by the human resources committee. If at any time there is not any human resources committee serving, the board of directors of WTI will administer the stock incentive plan. The human resources committee has discretionary authority to determine which employees will be eligible to participate in the stock incentive plan and will consider participants recommended by our President and Chief Executive Officer. The human resources committee will establish the terms and conditions of the restricted stock and options awarded under the stock incentive plan. However, in no event may the exercise price of any options granted or (except for certain initial grants of restricted stock made at the closing of our acquisition by WTI as described below under "Item 13. Certain Relationships and Related Transactions—Option and Restricted Stock Grants") the purchase price for restricted stock offered under the stock incentive plan be less than the fair market value of the underlying shares on the date of grant.

        The stock incentive plan permits WTI to grant both incentive stock options and non-qualified stock options. The human resources committee will determine the number and type of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options in individual option agreements. However, the human resources committee will not be permitted to exercise its discretion in any way that will disqualify the stock incentive plan under Section 422 of the Code. The stock incentive plan provides that upon termination of employment with us, unless determined otherwise by the human resources committee at the time options are granted, the exercise period for vested options will generally be limited, provided that vested options will be canceled immediately upon a termination for cause. The stock incentive plan provides for the cancellation of all unvested options upon certain terminations of employment with us, unless determined otherwise by the human resources committee at the time options are granted. WTI does not have the ability to repurchase options, but shares acquired on exercise may generally be repurchased at WTI's option following termination of employment with us prior to an initial public offering, unless otherwise determined by the human resources committee at the time of grant.

        The stock incentive plan also permits WTI to offer participants restricted stock at a purchase price that is at least equal to the fair market value of a share of WTI Class A Common Stock on the date of purchase (except for certain initial grants of restricted stock made at the closing of our acquisition by WTI as described below under "Item 13. Certain Relationships and Related Transactions—Option and Restricted Stock Grants"). The human resources committee will determine the number of shares of restricted stock offered to each participant, the purchase price of the shares of restricted stock, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock subscription agreements. The stock incentive plan provides that WTI may repurchase restricted stock upon a participant's termination of employment, unless determined otherwise by the human resources committee at the time of acquisition. CVC and OTPP may repurchase any restricted stock not repurchased by WTI, unless otherwise determined by the human resources committee at the time of acquisition. All shares of restricted stock offered, and all shares acquired upon exercise of options granted, under the stock incentive plan will be subject to the stockholders agreement described below under "Item 13. Certain Relationships and Related Transactions—Stockholders Agreement" and the registration rights agreement described below under "Item 13. Certain Relationships and Related Transactions—Registration Rights Agreement."

        The stock incentive plan provides that upon a change-in-control, unless otherwise determined by the human resources committee in an award agreement, all forfeiture conditions imposed on the restricted stock will lapse, and each outstanding service option and each performance option that is exercisable on or prior to the change-in-control shall be canceled in exchange for a payment in cash of an amount equal to the excess of the change in control price over the option price. Alternatively, unless determined otherwise by the human resources committee in an award agreement, the human resources committee may determine that in the event of a change in control, such restricted stock and options shall be honored or assumed, or new rights substituted therefor by the surviving employer on a substantially similar basis and in accordance with the terms and conditions of the stock incentive plan.

Pension Plans

        We sponsor a defined benefit plan, the Worldspan Employees' Pension Plan, or Pension Plan, which is intended to qualify under section 401 of the Internal Revenue Code. The Pension Plan covers U.S. salaried and hourly employees hired before January 1, 2002 who are at least 18 years of age and who have completed at least one year of service. The Pension Plan does not permit any employees hired after December 31, 2001 to participate in the Pension Plan. Effective December 31, 2003, to reduce ongoing pension costs, we froze all further benefit accruals under the Pension Plan. Employees who had already become participants in the Pension Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant's eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant's years of service. However, only years of service and earnings history prior to January 1, 2004, will be considered for determining the amount of accrued benefit. The benefits under this plan are based primarily on years of service and remuneration near retirement. Vesting will occur after an employee has completed five years of service.

        The Pension Plan provides normal retirement benefits at age 65 determined generally as 60% of the participant's average monthly compensation for the 60 consecutive calendar months which return the highest average, multiplied by a fraction (not to exceed one) the numerator of which is the participant's years of service and the denominator is 30. The Pension Plan offsets 50% of the employee's social security benefit (or if less 30% of the employee's average monthly compensation) multiplied by a fraction (not to exceed one) the numerator of which is the participant's years of service and the denominator is 30. Under the terms of the Pension Plan, the average monthly compensation of an employee includes only compensation reportable on an IRS Form W-2 and specifically does not include payments from or deferrals to any deferred compensation plan established by us.

        An employee who has reached age 52 and completed at least 10 years of service may elect to retire early with reduced benefits. The normal form of benefit under the Pension Plan for an unmarried participant is a single life annuity and for a married participant is a joint and 50% survivor annuity. Other optional forms of benefit, which provide for actuarially reduced pensions, are also available. Under federal law for 2003, benefits from the Pension Plan are limited to $160,000 per year and may be based only on the first $200,000 of a participant's annual compensation.

        Additionally, we sponsor the Worldspan Retirement Benefit Restoration Plan, or Restoration Plan, a non-qualified supplemental pension plan. In addition to other eligible employees, all of the named executive officers other than Mr. Gangwal participate in the Restoration Plan. This plan provides benefits on the same basis as the Pension Plan; however, the executives accrue benefits without regard to the federal limits on benefits and compensation imposed on qualified plans. Certain of our executive officers' management retention agreements provided for the attribution of additional years of service or age in calculating benefits under the Restoration Plan. Additionally, deferrals to a deferred compensation plan established by us are included in calculating the executive's average monthly compensation. All benefits offered under the Restoration Plan will be offset by the benefits the executive receives under the Pension Plan. A rabbi trust arrangement has been established to pay benefits under the Restoration Plan, but participants in the Restoration Plan remain unsecured general creditors of ours. The rabbi trust is currently unfunded. Effective December 31, 2003, to reduce ongoing costs, we froze all further benefit accruals under the Restoration Plan. Employees who had already become participants in the Restoration Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant's eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant's years of service.

        For illustration purposes, the following table shows estimated combined maximum annual retirement benefits payable under our Pension Plan and our Restoration Plan to our executive officers who retire at age 65, assuming the executive officers receive their benefit as a single life annuity, without survivor benefits.

	Years of Service
Final Average Compensation
	5	10	15	20	25	30
$150,000	$13,215	$26,430	$39,645	$52,860	$66,075	$79,290
200,000	18,215	36,430	54,645	72,860	91,075	109,290
250,000	23,215	46,430	69,645	92,860	116,075	139,290
300,000	28,215	56,430	84,645	112,860	141,075	169,290
350,000	33,215	66,430	99,645	132,860	166,075	199,290
400,000	38,215	76,430	114,645	152,860	191,075	229,290
500,000	48,215	96,430	144,645	192,860	241,075	289,290
600,000	58,215	116,430	174,645	232,860	291,075	349,290
700,000	68,215	136,430	204,645	272,860	341,075	409,290

        As of December 31, 2003, Messrs. Abramson, Blackney, Messick and Parks and Ms. Powers respectively had 28.75, 2.5, 9.5, 2.5 and 12.25 years of service credited under the Pension Plan.

        As of December 31, 2003, the fair market value of the Pension Plan's assets was $164.0 million. Its FAS 87 accumulated benefit obligation, or ABO, was $180.0 million and its projected benefit obligation, or PBO, was $180.0 million. Accordingly, the Pension Plan's ABO exceeded its assets by $16.0 million and its PBO exceeded its assets by $16.0 million.

401(k) Plan

        We sponsor a defined contribution plan, the Worldspan Retirement Savings Plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contribution of 1% - 20% of their eligible compensation, not to exceed the limits under the Internal Revenue Code. During the year ended December 31, 2003, we matched 50% of the employee contributions, up to a maximum of 4% of the employee's eligible compensation. Effective December 31, 2003, we increased the employer match to 100% of the employee contributions, to a maximum of 5% of each eligible employee's compensation. Employees may direct their investments among various pre-selected investment alternatives. Each employee is at all times 100% vested in his or her benefits under the 401(k) Plan, including the employer match.

        We have a Supplemental Savings Program for key management employees designated by us whose contributions are limited under the 401(k) Plan by various provisions of the Internal Revenue Code. This program will provide benefits on the same basis as the 401(k) Plan; however, contributions may be made to the Supplemental Savings Program without regard to the federal limits on compensation and contributions imposed on qualified plans. The employer match offered under the Supplemental Savings Program will apply only to amounts contributed by the executive to the Supplemental Savings Program. This employer match will be fully grossed-up to account for any federal, state or other taxes that may be imposed. All employer and employee contributions to the Supplemental Savings Program will be placed in segregated accounts, in the name of the participant, and will not be subject to our creditors. Accordingly, all contributions will be immediately taxable to each participant, and we will receive a compensation deduction equal to the amount of all such contributions.

2003 Executive Incentive Compensation Program

        In 2003, we had in place an Executive Incentive Compensation Program, or EICP, that was designed to motivate participants to achieve strategic goals and to attract, reward and retain key executives. The EICP sought to accomplish these goals by allowing eligible employees to receive cash awards by achieving certain pre-established company and individual based goals. The EICP had two components, a short-term incentive program, or 2003 Short-Term Program, and a long-term incentive program, or 2003 Long-Term Program. We also maintained liability for bonuses payable under our 2000, 2001 and 2002 Long-Term Programs, which were substantially similar to the 2003 Long-Term Program. In addition to other eligible employees, all of the named executive officers other than Mr. Gangwal participated in both components of the EICP. The EICP is administered and governed by the members of the Worldspan Board human resources committee and the President and CEO. The administrators of the EICP are referred to in this report as the Governing Committee.

2003 Short-Term Program

        The purpose of the 2003 Short-Term Program was to provide eligible employees with an incentive for excellence in individual performance and to promote teamwork among our key employees, which is essential for us to realize our annual business objectives. The 2003 Short-Term Program was designed to accomplish these goals by allowing eligible employees to share in our success by receiving monetary awards upon the attainment of pre-established performance goals. These awards are based upon a percentage of the employee's base salary.

        Administration and Implementation.    The 2003 Short-Term Program was administered by a committee consisting of the President and CEO, the Senior Vice President and Chief Financial Officer and the Senior Vice President Human Resources, General Counsel and Secretary. These individuals are referred to in this report as the Administrative Committee. The Administrative Committee is responsible for overseeing the day-to-day operation of the 2003 Short-Term Program, as well as the selection of key employees to become participants in the 2003 Short-Term Program.

        Eligibility.    Certain of our key employees who were recommended by the President and CEO and who were approved by the Administrative Committee were eligible to participate in the 2003 Short-Term Program.

        Payment of Awards.    Under the terms of their management retention agreements and related deferral agreements, both of which are described in "Item 13. Certain Relationships and Transactions," following the closing of our acquisition by WTI, certain of our executive officers, including each of the named executive officers other than Mr. Gangwal, received accelerated payments of amounts due for the first half of 2003. The remaining payouts under the 2003 Short-Term Program will be made by March 31, 2004 and are not vested until paid. Accordingly, a participant in the 2003 Short-Term Program must be employed on the date bonus payments are made to receive a payment under the 2003 Short-Term Program. However, the Administrative Committee, in its sole discretion may determine that a participant who is not employed on the date of payment may still receive an award. The total payments, including anticipated payments to Ms. Powers and Mr. Parks for the second half of 2003, are reported as "Bonus" in the Summary Compensation Table.

Long-Term Programs

        The purpose of our Long-Term Programs was to recognize and encourage the achievement of our long-term business strategies and objectives. The Long-Term Programs sought to accomplish these goals by allowing eligible employees to share in our success by receiving monetary awards upon the attainment of certain pre-established performance goals. The Long-Term Programs were designed to reward participants for our continued success over three-year business cycles. At the end of the three-year cycles, awards, if any, were to be based upon a percentage of the employee's base salary. Only a select group of our key employees who were recommended by the President and CEO and who were approved by the Administrative Committee were eligible to participate in our Long-Term Programs.

        Following the closing of our acquisition by WTI, under the terms of their management retention agreements, Messrs. Blackney, Abramson, Messick and Parks and Ms. Powers and certain other executive officers received final payments representing the second half of the bonuses due under the 2000 Long-Term Program and prorated amounts due under the 2001, 2002 and 2003 Long-Term Programs. These final payments are reported as "LTIP Payouts" in the Summary Compensation Table. We intend to terminate the Long-Term Programs for all but one of the other eligible employees and to make final payments for all prorated amounts due as of December 31, 2003 to certain participants. Payouts due to participants under our Long-Term Programs are not vested until paid. Accordingly, a participant in our Long-Term Programs must be employed on the dates bonus payments are made to receive a final payment under the Long-Term Programs. However, the Administrative Committee, in its sole discretion may determine that a participant who is not employed on the date of payment may still receive an award.

Employment Agreements

        Rakesh Gangwal.    Rakesh Gangwal joined us in June 2003. His employment agreement provides for him to serve as our Chairman, President and Chief Executive Officer for a five year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. Gangwal will receive an annual base salary of $1,000,000, subject to annual merit increases as determined by the board of directors of WTI. Under the agreement, Mr. Gangwal is also eligible for an annual performance bonus, with a target payment of 100% of his base salary, adjusted to reflect the actual performance targets achieved. Under the terms of Mr. Gangwal's employment agreement and a side letter agreement, we are also obligated to pay benefits on the same basis as the Pension Plan, which benefits accrued until December 31, 2003 without regard to the federal limits on benefits and compensation imposed on qualified plans. In calculating these benefits, Mr. Gangwal will be credited with 5.5 years of service, and, consistent with our treatment of the participants in our Pension Plan, his average monthly compensation will be frozen as of December 31, 2003. The employment agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions."

        Upon a change-in-control and a termination of Mr. Gangwal's employment in connection with the change-in-control, he will receive a lump sum payment equal to three times his then current base salary and prior year's performance bonus, and a prorated portion of any performance bonuses and continued participation in our health and welfare benefits plans for 36 months. The agreement provides for tax restoration payments to the extent any of the severance benefits are subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contains a customary non-competition provision lasting two years, a non-solicitation covenant lasting three years and confidentiality covenants. In addition, the agreement provides for reasonable relocation costs or a housing allowance, medical, life and disability insurance and participation in our pension plan (or equivalent benefits). In the event Mr. Gangwal resigns for good reason, as defined in the agreement, or if we terminate his employment for any reason other than for cause, Mr. Gangwal will be entitled to receive base salary for three years and a lump sum payment of a prorated portion of his performance bonus for the year in which he was terminated. In addition, Mr. Gangwal may continue to participate in our health and welfare benefit plans for three years and receive other miscellaneous benefits. In the event of his termination as a result of death or disability, Mr. Gangwal (or his beneficiaries) will be entitled to a lump sum payment of a prorated portion of his performance bonus and continued participation in our group health and welfare benefit plans for 12 months.

        M. Gregory O'Hara.    Gregory O'Hara joined us in June 2003. His employment agreement provides for him to serve as our Executive Vice President of Corporate Planning and Development for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. O'Hara will receive an annual base salary of $525,000, subject to annual merit increases as determined by the board of directors of WTI. Under the agreement, Mr. O'Hara is also eligible for an annual performance bonus, with a target payment of 70% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions."

        Upon a change-in-control and a termination of Mr. O'Hara's employment in connection with the change-in-control, he will receive a lump sum payment equal to one and one half times his then current base salary and prior year's performance bonus, and a prorated portion of any performance bonus and continued participation in our health and welfare benefit plans for 18 months. The agreement provides for tax restoration payments to the extent any of the severance benefits are subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contains customary non-competition and non-solicitation covenants lasting two years and confidentiality covenants. In addition, the agreement provides for reasonable relocation costs, medical, life and disability insurance and participation in our pension plan (or equivalent benefits). In the event Mr. O'Hara resigns for good reason, as defined in the agreement, or if we terminate his employment for any reason other than for cause, Mr. O'Hara will be entitled to receive base salary for one year and a lump sum payment of a prorated portion of his performance bonus for the year in which he was terminated. In addition, Mr. O'Hara may continue to participate in our health and welfare benefits plans for one year and receive other miscellaneous benefits. In the event of his termination as a result of death or disability, Mr. O'Hara (or his beneficiaries) will be entitled to a lump sum payment of a prorated portion of his performance bonus and continued participation in our health and welfare benefit plans for 12 months.

        Ninan Chacko.    Ninan Chacko joined us in October 2003. His employment agreement provides for him to serve as our Senior Vice President of Product Planning for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. Chacko will receive an annual base salary of $300,000, subject to annual merit increases as determined by the board of directors of WTI. Mr. Chacko is also eligible for an annual performance bonus, with a target payment of between 40% and 50% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions." Upon entering into this agreement, Mr. Chacko received a $200,000 signing bonus.

        Upon a change-in-control and a termination of Mr. Chacko's employment in connection with the change-in-control, he will receive a lump sum payment equal to one and one half times his then current base salary and prior year's performance bonus, and a prorated portion of any performance bonus and continued participation in our health and welfare benefit plans for 18 months. The agreement provides for tax restoration payments to the extent any of the severance benefits are subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contains customary non-competition and non-solicitation covenants lasting two years and confidentiality covenants. In addition, the agreement provides for reasonable relocation costs, medical, life and disability insurance and participation in our pension plan (or equivalent benefits). In the event Mr. Chacko resigns for good reason, as defined in the agreement, or if we terminate his employment for any reason other than for cause, Mr. Chacko will be entitled to receive base salary for one year and a lump sum payment of a prorated portion of his performance bonus for the year in which he was terminated. In addition, Mr. Chacko may continue to participate in our health and welfare benefits for one year and receive other miscellaneous benefits. In the event of his termination as a result of death or disability, Mr. Chacko (or his beneficiaries) will be entitled to a lump sum payment of a prorated portion of his performance bonus and continued participation in our health and welfare benefit plans for 12 months.

        Other Executive Officers.    We and WTI have entered into new employment agreements with Messrs. Lauderdale, Parks, Smith and Wood and Ms. Powers. The initial term of each of the employment agreements is two years, commencing January 1, 2004 in the case of Messrs. Lauderdale and Parks and Ms. Powers, February 16, 2004 in the case of Mr. Wood and March 8, 2004 in the case of Mr. Smith. In each case, the term of the employment agreement automatically extends for an additional one-year period unless either we or the executive officer gives notice of non-renewal at least 90 days before the end of the employment term. Pursuant to each employment agreement, each executive officer will be eligible for annual bonus compensation in accordance with our bonus program. Each employment agreement contains customary non-competition and non-solicitation covenants, in each case lasting 18 months following the executive's termination of employment, and confidentiality and non-disparagement covenants.

        Each employment agreement provides that if the executive officer terminates his or her employment for good reason, as defined in the applicable employment agreement, or if we terminate the executive officer's employment without cause, as defined in the applicable employment agreement, the executive officer shall receive severance payments equal to 18 months' base salary and shall continue to receive certain group welfare benefits for 18 months. Each employment agreement also provides that if, within one year following a change in control, as defined in the employment agreement, the executive officer terminates his or her employment for good reason, or if we terminate the executive officer's employment without cause, the executive officer shall be entitled (i) to receive a performance bonus prorated for the portion of the year preceding the change in control, (ii) to receive an amount equal to the sum of the executive officer's base salary plus the bonus received by the executive officer in the preceding year, multiplied by 1.5 and (iii) to continue to receive certain group benefits for 18 months. The employment agreements do not provide for any payments or continued benefits if the executive officer voluntarily resigns or is terminated by us for cause.

Consulting Agreements

        Paul J. Blackney.    In June 2003, Mr. Blackney, our former President and Chief Executive Officer entered into a consulting agreement with us that provides for him to serve as an advisor to us. Under this consulting agreement, Mr. Blackney will be paid an annual retainer of $150,000 and annual living expenses of $60,000. The consulting agreement will continue until June 30, 2004 and is renewable as mutually agreed between Mr. Blackney and us.

        Pursuant to his former employment agreement, Mr. Blackney was paid severance payments of 330% of his base salary, 100% of the greater of the forecasted actual level and his target level under the 2003 Short-Term Program and 100% of the greater of the forecasted actual levels and his target levels under each of the 2001, 2002 and 2003 Long-Term Programs. Pursuant to a deferral agreement, Mr. Blackney agreed to defer his receipt of the change-in-control payment equal to $5,000,000 until September 16, 2003 in exchange for an additional $250,000 plus interest for the period from July 7, 2003 through September 16, 2003. In addition, he received any earned but unpaid bonuses under the 2000 Long-Term Program, supplemental retirement benefits, pleasure travel privileges on Delta and Northwest and other miscellaneous benefits. Mr. Blackney's former employment agreement also contains customary non-competition and non-solicitation covenants lasting until June 2005, and confidentiality covenants.

        Douglas L. Abramson.    In connection with his retirement on December 31, 2003, Mr. Abramson, our former Senior Vice President—Human Resources, General Counsel and Secretary, entered into a consulting agreement with us covering services to be provided to us by Mr. Abramson during the period from January 1, 2004 to April 30, 2004. Under this consulting agreement, Mr. Abramson will be paid a total of $92,308 in four equal monthly installments for services provided during the term.

        Jesse M. Liebman.    In connection with his retirement on December 31, 2003, Mr. Liebman, our former Senior Vice President—Strategic Planning, entered into a consulting agreement with us covering services to be provided to us by Mr. Liebman during the period from January 1, 2004 to September 30, 2004. Under this consulting agreement, Mr. Liebman will be paid a total of $213,000 in nine equal monthly installments for services provided during the term.

        Dale Messick.    Dale Messick, our former Senior Vice President and Chief Financial Officer, has entered into a consulting agreement with us covering services to be provided to us by Mr. Messick during the period from February 16, 2004 to August 31, 2004. Under this consulting agreement, Mr. Messick will be paid a total of $132,300 in seven monthly installments for services provided during the term. Pursuant to the terms of his employment agreement, Mr. Messick is entitled to receive as severance his base salary for a period of 18 months commencing September 1, 2004 and continued participation in our group life insurance, health and dental plans for a period of 18 months commencing February 16, 2004. Additionally, unless his consulting agreement is terminated by us for good cause, 16,000 of Mr. Messick's options to purchase WTI Class A Common Stock will vest and 37,500 of his restricted shares of WTI Class A Common Stock will become unrestricted on or prior to August 31, 2004. At the discretion of our Chief Executive Officer, an additional 16,000 of Mr. Messick's stock options may vest and an additional 37,500 shares of his restricted stock may become unrestricted as of a date of our Chief Executive Officer's choosing.

Compensation of Directors

        Directors who are also our employees will not receive compensation for service on our board of directors. Each of our other directors will receive an annual board fee of $25,000, meeting fees and other normal and customary compensation for their service on our board of directors during 2003. The annual board fee for 2004 will be $40,000.

Human Resources Committee Interlocks and Insider Participation

        The human resources committee currently consists of Messrs. Leech, Schorr and Silvestri. None of the members of the human resources committee are currently or have been, at any time since the time of our formation, one of our officers or employees. None of our executive officers currently serve, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or human resources committee.

Report of the Human Resources Committee

        The Human Resources Committee is composed of three members of the board of directors. The role of the Human Resources Committee is to make recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and to administer our employee benefit plans. The committee reviews and approves employment agreements and compensation programs or benefit plans for the Chief Executive Officer and the company's other executive officers. The committee periodically compares our executive compensation levels with those of companies with which we believe that we compete in recruitment and retention of senior executives. The committee also reviews and makes recommendations with respect to succession planning and management development. The current committee members are Messrs. Leech, Schorr and Silvestri.

        The following is a summary of policies which the committee analyzed in determining the compensation for our officers in 2003.

        Compensation Philosophy.    In reviewing our compensation programs, the committee intends to apply a philosophy which is based on the premise that our achievements result from the coordinated efforts of all individuals working toward common objectives. We have developed a compensation policy that is designed to attract and retain qualified senior executives, reward executives for actions that result in the long-term enhancement of stockholder value and reward results with respect to our financial and operational goals.

        For 2003, each executive officer's compensation package was comprised of three elements: (a) base salary which reflects an individual's responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at companies of the same size in the travel and technology industries; (b) cash bonuses tied to our achievement of specified financial goals within annual and three-year periods; and (c) stock options or other equity-based awards which strengthen the alignment of interests between the executive officers and our stockholders.

        Base Salary.    The base salaries for our Chief Executive Officer and other executive officers are contained in their respective employment agreements and are subject to increase at the discretion of the board of directors. The committee has reviewed these agreements and determined that the salaries contained therein are in keeping with our compensation philosophy. We establish salaries for executive officers on the basis of personal performance and by reviewing available data, including published salary surveys regarding compensation of officers of comparably sized companies in the travel and technology industries. The committee has reviewed the base salaries of the executive officers for 2003 and is of the opinion that such salaries are in line with those paid by comparable companies in the travel and technology industries.

        Annual Cash Bonuses.    Under the 2003 Short-Term Program portion of our Executive Incentive Compensation Program, each of the named executive officers other than Mr. Gangwal was eligible to earn an annual bonus of up to 110% of base salary (130% in the case of Mr. Blackney) upon the attainment of performance goals that were established by the committee based upon input from the Chief Executive Officer. Under the terms of their management retention agreements, we made an accelerated payment to each of the named executive officers other than Mr. Gangwal and to certain other executive officers of amounts payable for the first half of 2003 under the 2003 Short-Term Program. The incentive awards payable to Ms. Powers, Mr. Parks and one other executive officer for the second half of 2003 and the incentive awards payable to all other participants in the 2003 Short-Term Program are to be paid by March 31, 2004. These awards appear as "Bonus" in the Summary Compensation Table.

        Long-Term Cash Incentives.    In 2003, our Executive Incentive Compensation Program also included long-term programs for 2000, 2001, 2002 and 2003. These programs were designed to reward participants for the achievement of long-term business strategies and objectives over three-year business cycles. Under the 2003 Long-Term Program, each of the named executive officers other than Mr. Gangwal was eligible to receive up to 90% of base salary (120% in the case of Mr. Blackney) upon the attainment of performance goals that were established based upon input from the Chief Executive Officer. In June 2003, we made an accelerated final payment of amounts due to Messrs. Blackney, Abramson, Messick and Parks, Ms. Powers and certain of our other executives for the second half of the amounts due under the 2000 Long-Term Program. In addition, we made an accelerated final payment of prorated amounts due under our 2001, 2002 and 2003 Long-Term Programs. The final payment received by the named executive officers under these long-term programs appear as "LTIP Payouts" in the Summary Compensation Table. We intend to discontinue the long-term programs as of December 31, 2003 for all but one of the remaining participants and to pay out all of the cycles under the plans on a prorated basis by March 31, 2004 to certain participants.

        Equity-Based Compensation.    Since June 30, 2003, we have granted options to purchase shares of WTI Class A Common Stock to provide long-term incentives for selected management employees.

Option grants are designed to align the interests of officers and employees with those of the stockholders and to provide each individual with a significant incentive to manage our business from the perspective of an owner and to remain employed by us. The committee has broad discretion to make awards under our stock incentive plan and in doing so considers the recipient's level of responsibility and relative position within the company, past performance, potential and annual base salary.

        CEO Compensation.    Mr. Gangwal joined the company upon the closing of the acquisition of the company on June 30, 2003. Upon joining the company, Mr. Gangwal entered into an employment agreement that established his base salary, a guaranteed bonus and eligibility to participate in company compensation programs and benefit plans. In November 2003, the committee determined that Mr. Gangwal's base salary and guaranteed bonus should be adjusted, and the company entered into an amended agreement with Mr. Gangwal. The committee has determined that 80% of Mr. Gangwal's performance bonus should be tied to our financial performance and that 20% should be based on qualitative measures of performance.

        Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code imposes a $1.0 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation meets certain requirements for "performance-based" compensation. In determining executive compensation, the committee considers, among other factors, the possible tax consequences to us and to the executives. However, tax consequences, including but not limited to tax deductibility by us, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond our control. In addition, the committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For all of the foregoing reasons, the committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. The committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, that preserve deductibility.

        Conclusion.    The committee believes it has designed a compensation program that is competitive with the overall industry and is appropriately aligned with our financial goals and targeted stockholder returns.

        The Human Resources Committee is pleased to submit this report with regard to the above matters.

James W. Leech (Chairperson)
Paul C. Schorr IV
Joseph M. Silvestri

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We are a wholly owned subsidiary of WTI. The following table sets forth certain information regarding the beneficial ownership of WTI, as of March 26, 2004, by (i) each person or entity known to us to own more than 5% of any class of WTI's outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of members of our board of directors and all of our executive officers as a group. WTI's outstanding securities consist of approximately 83,037,152 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and 320,368 shares of WTI Preferred Stock. This table does not include shares of WTI Class A Common Stock issuable upon conversion of WTI Class B Common Stock or WTI Class C Common Stock or shares of WTI Class C Common Stock issuable upon conversion of WTI Class A Common Stock. To our knowledge, each of such stockholders have sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of WTI(1)
	Preferred Stock		Class A Common Stock		Class B Common Stock		All Common Stock
	Number	Percent	Number	Percent	Number	Percent	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.(2) 399 Park Avenue, 14th Floor New York, NY 10022	185,890.152	58.0%	50,858,250	61.2%	—	—	54.1%
Ontario Teachers' Pension Plan Board 5650 Yonge Street Toronto, Ontario M2M 4H5	126,186.421	39.4%	23,522,809	28.3%	11,000,000	100.0%	36.7%
Named Executive Officers and Directors:
Rakesh Gangwal(3)(4)	1,379.707	*	3,464,373	4.2%	—	—	3.7%
Paul Blackney(5)	459.902	*	125,640	*	—	—	*
Douglas L. Abramson(3)	—	—	—	—	—	—	—
Susan J. Powers(3)	—	—	194,215	*	—	—	*
Dale Messick(3)	114.976	*	106,410	*	—	—	*
Michael B. Parks(3)	—	—	194,215	*	—	—	*
M. Gregory O'Hara(3)	2,579.361	*	2,208,106	2.7%	—	—	2.3%
Shael J. Dolman(6)(7)	126,186.421	39.4%	23,522,809	28.3%	11,000,000	100.0%	36.7%
Ian D. Highet(2)(8)	185,982.132	58.1%	50,883,378	61.3%	—	—	54.1%
James W. Leech(6)	—	—	—	—	—	—	—
Dean G. Metcalf(6)(7)	126,186.421	39.4%	23,522,809	28.3%	11,000,000	100.0%	36.7%
Paul C. Schorr IV(2)(8)(9)	186,028.123	58.1%	50,895,942	61.3%	—	—	54.1%
Joseph M. Silvestri(2)(8)(10)	186,120.103	58.1%	50,921,070	61.3%	—	—	54.1%
David F. Thomas(2)(8)	186,350.054	58.2%	50,983,890	61.4%	—	—	54.2%
All executive officers and directors as a group (16 persons)(11)	317,415.347	99.1%	82,029,907	98.9%	11,000,000	100.0%	99.1%

*
indicates less than 1%

(1)
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)
Includes (a) 182,392.831 shares of WTI Preferred Stock held by Citigroup Venture Capital Equity Partners, L.P., 1,849.452 shares of WTI Preferred Stock held by CVC/SSB Employee Fund, L.P. and 1,647.869 shares of WTI Preferred Stock held by CVC Executive Fund LLC and (b) 49,901,433 shares of WTI Class A Common Stock held by Citigroup Venture Capital Equity Partners, L.P., 505,984 shares of WTI Class A Common Stock held by CVC/SSB Employee Fund, L.P. and 450,833 shares of WTI Class A Common Stock held by CVC Executive Fund LLC.

(3)
The address of each of Mr. Gangwal, Mr. O'Hara, Mr. Abramson, Ms. Powers, Mr. Messick and Mr. Parks is c/o Worldspan, L.P., 300 Galleria Parkway, N.W., Atlanta, Georgia 30339.

(4)
Includes 12.000 shares of WTI Preferred Stock and 26,255 shares of WTI Class A Common Stock held by Mr. Gangwal as custodian for the benefit of Parul Gangwal under the Virginia Uniform Transfers to Minors Act.

(5)
The address of Mr. Blackney is 949 W. Marietta Street, Suite X103, Atlanta, GA 30318.

(6)
The address of each of Mr. Dolman, Mr. Leech and Mr. Metcalf is c/o Ontario Teachers' Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(7)
Includes 126,186.421 shares of WTI Preferred Stock, 23,522,809 shares of WTI Class A Common Stock and 11,000,000 shares of WTI Class B Common Stock held by OTPP. Each of Mr. Dolman and Mr. Metcalf may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP and each expressly disclaims beneficial ownership of such shares.

(8)
Each of Mr. Highet, Mr. Schorr, Mr. Silvestri and Mr. Thomas is a member of management of CVC and disclaims beneficial ownership of the shares held by CVC, Court Square Capital Limited, CVC/SSB Employee Fund, L.P. and CVC Executive Fund LLC. The address of each of Mr. Highet, Mr. Schorr, Mr. Silvestri and Mr. Thomas is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.

(9)
Includes 27,692 shares of WTI Class A Common Stock held by BG Partners L.P. and 10,000 shares of WTI Class A Common Stock held by Paul C. Schorr III as trustee of The Schorr Family Trust, dated December 7, 2001.

(10)
Includes 62,820 shares of WTI Class A Common Stock held by Silvestri 2002 Trust.

(11)
Does not include 114.976 shares of WTI Preferred Stock and 106,410 shares of WTI Class A Common Stock held by Mr. Abramson and Mr. Messick, who are no longer employed by us.

WTI Preferred Stock

        WTI's Amended and Restated Certificate of Incorporation provides that WTI may issue 330,000 shares of Preferred Stock, all of which is designated as 10% Series A Cumulative Compounding Preferred Stock. WTI Preferred Stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding semi-annually. There are about 320,368 shares of WTI Preferred Stock issued and outstanding as of March 26, 2004.

        The vote of two-thirds of the outstanding shares of WTI Preferred Stock, voting as a separate class, is required to:

  •
  create, authorize or issue any other class or series of stock entitled to a preference ahead of the WTI Preferred Stock regarding any dividend or upon distribution or any liquidation, distribution of assets, dissolution or winding up of WTI, or increase the authorized amount of any other class or series, or

  •
  amend WTI's Amended and Restated Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the WTI Preferred Stock.

Except as described in the immediately preceding sentence or as otherwise required by law, the WTI Preferred Stock is not entitled to vote. WTI may not pay any dividend upon (except for the special dividends payable to the holders of WTI Class B Common Stock and a dividend payable in Junior Stock, as defined below), or redeem or otherwise acquire shares of, capital stock junior to the WTI Preferred Stock (including the common stock) ("Junior Stock") unless all cumulative dividends on the WTI Preferred Stock have been paid in full. Upon liquidation, dissolution or winding up of WTI, holders of WTI Preferred Stock are entitled to receive out of the legally available assets of WTI, before any amount shall be paid to holders of Junior Stock (other than the special dividends payable to the holders of WTI Class B Common Stock), an amount equal to $1,000 per share of WTI Preferred Stock, plus all accrued and unpaid dividends to the date of final distribution. If the available assets are insufficient to pay the holders of the outstanding shares of WTI Preferred Stock in full, the assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders.

        On or after June 30, 2013, each holder of WTI Preferred Stock shall have the right, at such holder's option, to require WTI to repurchase such WTI Preferred Stock, in whole or in part, at a price per share of $1,000, plus accrued and unpaid dividends to the date of repurchase. WTI may redeem at its option, in whole or in part, the WTI Preferred Stock at any time at a price per share of $1,000, plus accrued and unpaid dividends to the date of redemption. Concurrently with an initial public offering of WTI Common Stock, WTI may convert at its option, in whole or in part, the WTI Preferred Stock into shares of WTI Class A Common Stock. The number of shares of WTI Class A Common Stock deliverable upon conversion of a share of WTI Preferred Stock will be an amount equal to (x) $1,000 plus accrued and unpaid dividends to the date of the consummation of the initial public offering, dividend by (y) the per share price to the public (net of underwriting discounts or commissions) for the WTI Class A Common Stock in the initial public offering. If WTI does not elect to convert all of the WTI Preferred Stock in connection with the initial public offering, each holder of WTI Preferred Stock may convert at such holder's option such holder's WTI Preferred Stock, in whole or in part, into WTI Class A Common Stock at the same ratio as WTI may cause a conversion. In addition, CVC has "drag-along" rights to cause all other stockholders to sell their shares of WTI Preferred Stock and WTI Common Stock on a pro rata basis with CVC and/or its affiliates in significant sales to third parties.

WTI Common Stock

        The Amended and Restated Certificate of Incorporation of WTI provides that WTI may issue 261,000,000 shares of WTI Common Stock, divided into three classes consisting of 125,000,000 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and 125,000,000 shares of WTI Class C Common Stock. There are about 83,037,152 shares of WTI Class A Common Stock outstanding, 11,000,000 shares of WTI Class B Common Stock and no shares of WTI Class C Common Stock outstanding as of March 26, 2004. The holders of WTI Class A Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and the holders of WTI Class B Common Stock and WTI Class C Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders other than the election of directors. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Class A Common Stock may convert any or all of his shares into an equal number of shares of WTI Class C Common Stock. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Class B Common Stock or WTI Class C Common Stock may convert any or all of his shares into an equal number of shares of WTI Class A Common Stock. Pursuant to the Amended and Restated Certificate of Incorporation of WTI and for so

long as any shares of WTI Class B Common Stock are outstanding, the holders of the WTI Class B Common Stock shall be entitled to an annual special dividend equal to an aggregate amount of $0.6 million per year for a period of ten years following the closing of our acquisition by WTI. As of March 26, 2004, all of the WTI Class B Common Stock is held by OTPP. Pursuant to the terms of the WTI Class B Common Stock, WTI will have the ability concurrently with an initial public offering of WTI Common Stock to calculate the net present value of the special dividends payable from the time of calculation until the expiration of the ten-year period and to prepay these special dividends in an amount equal to this net present value calculation. In addition, CVC has "drag-along" rights to cause all other stockholders to sell their shares of WTI Preferred Stock and WTI Common Stock on a pro rata basis with CVC and/or its affiliates in significant sales to third parties.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,625,000	$4.71	3,921,500
Total	3,625,000	$4.71	3,921,500

(1)
As of December 31, 2003.

(2)
Consists of options to purchase 2,375,000 shares of WTI Class A Common Stock and 1,546,500 restricted shares of WTI Class A Common Stock issuable under the WTI stock incentive plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Subscription Agreements

        On June 30, 2003, WTI entered into separate stock subscription agreements with CVC (and certain of its affiliates and certain members of its management) and OTPP. CVC (and certain of its affiliates and certain members of its management) purchased shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $206.5 million. OTPP purchased shares of WTI Class A Common Stock, WTI Class B Common Stock and WTI Preferred Stock having an aggregate value of approximately $137.7 million. In connection with its stock purchase, OTPP was paid a one-time equity placement fee of approximately $5.8 million, plus reimbursement of costs and expenses related to our acquisition by WTI. In connection with issuance of shares of WTI Class A Common Stock and WTI Preferred Stock to members of our management, WTI was given the right to repurchase from CVC and OTPP up to an aggregate of 2,452,140 shares of WTI Class A Common Stock and 459.902 shares of WTI Preferred Stock on a pro rata basis at a price equal to the original purchase price. In connection with WTI's sale of approximately $0.8 million of restricted stock to certain of our executive officers in the third and fourth quarters of 2003 and in March 2004, WTI has repurchased an aggregate of 2,326,500 shares of WTI Class A Common Stock and 459.902 shares of WTI Preferred Stock from CVC and OTPP.

        On June 30, 2003, WTI entered into separate management stock subscription agreements with Messrs. Blackney, Gangwal, Messick and O'Hara. Mr. Blackney purchased shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $0.5 million. Mr. Gangwal purchased shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $1.5 million. Mr. Messick purchased shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $0.1 million. In consideration of Mr. O'Hara's services in connection with our acquisition by WTI, WTI issued shares of WTI Class A Common Stock and WTI Preferred Stock to Mr. O'Hara having an aggregate value of approximately $1.8 million and also paid Mr. O'Hara an additional $1.0 million to cover taxes associated with the issuance of such shares. Additionally, Mr. O'Hara purchased shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $0.5 million and was granted a one-year option to purchase additional shares of WTI Class A Common Stock and WTI Preferred Stock having an aggregate value of approximately $0.5 million. In March 2004, Mr. O'Hara exercised this option in full. Messrs. Blackney, Gangwal, Messick and O'Hara generally purchased WTI Class A Common Stock and WTI Preferred Stock on the same terms and subject to the same conditions as CVC and OTPP and the shares granted to Mr. O'Hara were granted in the same percentages of WTI Class A Common Stock and WTI Preferred Stock applicable to purchased shares and are otherwise subject to the same conditions as CVC and OTPP. Unlike shares to be purchased by management employees under the WTI stock incentive plan, any shares acquired by Messrs. Blackney, Gangwal, Messick or O'Hara pursuant to these separate management stock subscription agreements are not be subject to vesting.

Option and Restricted Stock Grants

        Pursuant to the WTI stock incentive plan, on June 30, 2003, WTI granted to Messrs. Gangwal and O'Hara restricted shares of WTI Class A Common Stock having an aggregate value of approximately $0.9 million and $0.4 million, respectively, and provided them with an additional approximately $0.6 million and $0.2 million, respectively, to cover taxes associated with such grants. In addition, Mr. Messick purchased restricted shares of WTI Class A Common Stock having an aggregate value of approximately $0.1 million on June 30, 2003. In March 2004, WTI repurchased shares of its Class A Common Stock with an aggregate value of approximately $0.05 million from Mr. Messick for a purchase price equal to the price paid by Mr. Messick plus interest from June 30, 2003 to the date of repurchase. In the third and fourth quarters of 2003, WTI sold restricted shares of WTI Class A Common Stock to certain of our other executive officers for an aggregate purchase price of approximately $0.2 million. In March 2004, WTI sold restricted shares of WTI Class A Common Stock to Messrs. Chacko, Gangwal, Lauderdale, O'Hara, Smith and Wood and Ms. Powers for an aggregate purchase price of approximately $0.5 million. The restricted stock will vest in five equal installments, subject to the employee's continuous employment with us, and will be subject to the terms and conditions of the WTI stock incentive plan, including the WTI (and CVC and OTPP, if applicable) repurchase rights upon termination of employment. See "Item 11. Executive Compensation—Stock Incentive Plan" for a description of the terms and conditions of that plan. Vesting of the shares granted to Messrs. Gangwal and O'Hara may be accelerated upon certain terminations of their employment, and the repurchase of Mr. Gangwal's vested shares are subject to his prior consent.

        From time to time, WTI expects to grant options pursuant to the WTI stock incentive plan to selected management employees. WTI expects to grant two series of non-qualified options. The exercise price will be set at a substantial premium above the fair market value of the shares on the grant date, with such exercise price declining annually on the second through the fifth anniversaries of grant to a price equal to the fair market value of the shares on the grant date in the case of one series of options, and to a price equal to a multiple of the fair market value of the shares on the grant date in the case of the other series of options. If all of the WTI Preferred Stock is redeemed or repurchased, or is exchanged for WTI Class A Common Stock, the option price then in effect shall remain in effect for the term of the option. Following the closing of our acquisition by WTI, options to purchase 1,500,000 and 600,000 shares of WTI Class A Common Stock were granted to Messrs. Gangwal and O'Hara, respectively. In addition, in the third and fourth quarters of 2003 and in March 2004, options to purchase approximately 1,715,000 shares of WTI Class A Common Stock were granted to selected other management employees, including options to purchase approximately 460,000 shares granted to certain of our other executive officers.

Management Retention Agreements

        In 2003, we had management retention agreements with the following eight executive officers: Messrs. Abramson, Blackney, Lauderdale, Liebman, Messick, Parks and Sullivan and Ms. McClam-Mitchell and Ms. Powers. In addition to customary non-competition, non-solicitation and confidentiality covenants, the agreements set the participation levels under the EICP for the applicable executive officers. Each of these agreements, other than Mr. Blackney's, were terminated as of December 31, 2003. Mr. Blackney's agreement was terminated as of June 30, 2003.

        In anticipation of a sale of the company, our founding airlines included retention bonuses and change-in-control payments in the management retention agreements. Under separate deferral agreements, the executive officers agreed to defer their receipt of the retention bonuses and change-in-control payments due upon the closing of our acquisition by WTI until September 19, 2003, in exchange for a 5% increase in the total payments and interest for the period from the date the payments were originally due through the new date of payment. The agreements of Messrs. Abramson, Messick, Parks and Sullivan and Ms. Powers provided for the payment of a retention bonus, equal to 300% of each executive officer's base salary as of June 30, 2002. One-half of this bonus was paid in 2002 and the balance of the bonus was paid on September 19, 2003. In addition, due to the closing of our acquisition by WTI, the agreements entitled all of the executive officers with these retention agreements (other than Ms. McClam-Mitchell) to a change-in-control bonus, ranging individually from $500,000 to $2,500,000. The change-in-control bonuses payable to Messrs. Abramson, Messick, Parks and Sullivan and Ms. Powers were payable in lieu of the second installment of the retention bonuses otherwise payable to these individuals. The retention agreements further provided that, due to the closing of our acquisition by WTI, each of the executive officers was entitled to his or her maximum level under the 2003 Short-Term Program and (except in the cases of Mr. Lauderdale and Ms. McClam-Mitchell) the greater of the forecasted actual levels and his or her target levels under each of the Long-Term Programs, in each case, prorated for the portion of the year or EICP period which had passed as of the date of our acquisition by WTI. Pursuant to the purchase agreement, the costs of these retention bonuses and change-in-control payments (other than the 5% premium and interest payable as a result of the deferral) were the responsibility of our founding airlines.

Severance Payments

        Two of our former executive officers, Ms. McClam-Mitchell and Mr. Sullivan will receive severance payments in accordance with the terms of their employment agreements. The terms of these employment agreements are identical to those described under "Item 11. Executive Compensation—Employment Agreements—Other Executive Officers."

Stockholders Agreement

        On June 30, 2003, WTI entered into a stockholders agreement with CVC, certain of its affiliates and OTPP, as well as certain other stockholders who own WTI Common Stock and/or WTI Preferred Stock and whom we refer to in this report as the "minority stockholders." The stockholders agreement provides that the Chief Executive Officer of WTI will be the Chairperson of WTI's board of directors, unless CVC and OTPP later agree otherwise. CVC is initially entitled to designate five members of WTI's board of directors and OTPP is initially entitled to designate three members of WTI's board of directors (such designation rights to be reallocated from time to time to reflect changes in the common stock ownership percentages of CVC and OTPP). CVC and OTPP each have the right to approve affiliate transactions, issuances of equity securities, incurrences of indebtedness, amendments of organizational documents and certain other matters, subject to certain specified exceptions.

        The stockholders agreement generally restricts the transfer of shares of WTI Common Stock and/or WTI Preferred Stock. Exceptions to this restriction include transfers to affiliates, transfers for regulatory reasons, transfers for estate planning purposes and transfers after the fifth anniversary of the closing of our acquisition by WTI if there has been no public offering of shares of WTI Common Stock, in each case so long as any transferee agrees to be bound by the terms of the stockholders agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registrations rights of the stockholders.

        WTI, CVC and OTPP have "first offer" rights under the stockholders agreement entitling them to make an offer to purchase the shares of a stockholder prior to such stockholder being permitted to sell its shares to a third party. The stockholders have "tag-along" rights to sell their shares on a pro rata basis with CVC, OTPP and their respective affiliates in sales to third parties. CVC has "drag-along" rights to cause OTPP and the minority stockholders to sell their shares on a pro rata basis with CVC and/or its affiliates in significant sales to third parties. The stockholders agreement also contains a provision that requires WTI to offer certain stockholders the right to purchase, on a pro rata basis, shares of WTI upon any new issuance, subject to certain exceptions.

Registration Rights Agreement

        In connection with their entry into the stockholders agreement, WTI, CVC and certain of its affiliates, OTPP and the minority stockholders entered into a registration rights agreement. Pursuant to the registration rights agreement, upon the written request of CVC or OTPP following an initial public offering of WTI Common Stock, WTI has agreed to (subject to customary exceptions) on one or more occasions prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of WTI Common Stock held by CVC and certain of its affiliates or OTPP, as the case may be, and use its best efforts to cause the registration statement to become effective. Subject to certain exceptions, if at any time WTI files a registration statement for WTI Common Stock pursuant to a request by CVC, OTPP or otherwise, WTI will use its best efforts to allow the other parties to the registration rights agreement to have their shares of WTI Common Stock (or a portion of their shares under specified circumstances) included in the offering of WTI Common Stock if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by WTI. WTI has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration. In addition, each stockholder has agreed to not sell any shares of WTI Common Stock within seven days prior to and ninety days after the effective date of any registration statement registering equity securities of WTI (other than a registration on Form S-4, Form S-8 or any successor form), except as part of such registration or unless the underwriters managing the registration agree otherwise.

Advisory Agreements

        We are a party to an advisory agreement with WTI pursuant to which it may provide financial, advisory and consulting services to us. In exchange for these services, WTI will be entitled to an annual advisory fee. WTI's advisory fee will be $1.5 million per year, plus reasonable out-of-pocket expenses. Pursuant to the terms of the advisory agreement with WTI, we have the ability at any time to calculate the net present value of the advisory fees payable from the time of calculation until the expiration of the ten-year term and to prepay these advisory fees in an amount equal to this net present value calculation. At the closing of our acquisition by WTI, WTI received a transaction fee of approximately $14.6 million, plus reasonable out-of-pocket expenses. In addition, WTI shall be entitled to a transaction fee in connection with each acquisition, divestiture or financing by us in an amount to be mutually agreed by us and WTI, plus reasonable out-of-pocket expenses. The advisory agreement has an initial term of ten years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of WTI.

        WTI is a party to an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which it may provide financial, advisory and consulting services to WTI. In exchange for these services, CVC Management is entitled to an annual advisory fee. CVC Management's advisory fee is $0.9 million per year, plus reasonable out-of-pocket expenses. Pursuant to the terms of the advisory agreement with CVC Management, WTI has the ability concurrently with an initial public offering of WTI Common Stock to calculate the net present value of the advisory fees payable from the time of calculation until the expiration of the ten-year term and to prepay these advisory fees in an amount equal to this net present value calculation. At the closing of our acquisition by WTI, WTI paid CVC Management a transaction fee of approximately $8.8 million, plus reasonable out-of-pocket expenses. In addition, CVC Management shall be entitled to a transaction fee in connection with each acquisition, divestiture or financing by WTI or us in an amount to be mutually agreed by CVC Management and WTI and approved by the independent directors of WTI, plus reasonable out-of-pocket expenses. The advisory agreement has an initial term of ten years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the advisory agreements. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

Purchase of Notes

        An affiliate of CVC acquired $30.0 million in principal amount of our 9 5/8% Senior Notes due 2011 from the initial purchasers of the notes. In connection with such acquisition, the initial purchasers did not receive a discount on their purchase of such notes, but we paid CVC's affiliate a placement fee equal to $0.9 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants in 2002 and 2003

        During fiscal 2002 and 2003, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal 2002	Fiscal 2003
	(in thousands)
Audit Fees	$650	$1,688
Audit-Related Fees(1)	71	50
Tax Fees(2)	150	195
All Other Fees(3)	89	24

(1)
Audit related fees for (i) 2002 consist of employee benefit plan audits ($48) and due diligence related work ($23), and (ii) 2003 consist of employee benefit plan audits.

(2)
Tax fees consist of tax consulting services.

(3)
All other fees for (i) 2002 consist of special procedures requested for an international location ($86) and product subscription fees ($2), and (ii) 2003 consist of training and product subscription fees.

        We became a public registrant on December 22, 2003. As PricewaterhouseCoopers LLP was engaged to perform all of the services described above prior to this date, none of these services were required to be approved by our audit committee.

        After December 22, 2003, all services performed by the independent accountants have been or will be approved by the Audit Committee of the Board of Directors prior to performance in accordance with applicable legal requirements.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)   Our consolidated balance sheets as of December 31, 2003 and 2002, the related consolidated statement of operations, partners' capital and cash flows for each of the years ended December 31, 2003, 2002 and 2001, the footnotes thereto and the reports of PricewaterhouseCoopers LLP, independent auditors, are filed herewith.

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2002, and 2003

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In Thousands)
Predecessor Basis:
Year ended December 31, 2001
Allowance for doubtful accounts	$8,895	$5,140	$—	$(1,177)	$12,858
Booking cancellation reserve	7,959	12,500	—	(6,028)	14,431
Deferred tax asset valuation allowance	4,364	452	—	(38)	4,778
Year ended December 31, 2002
Allowance for doubtful accounts	$12,858	$5,589	$—	$—	$18,447
Booking cancellation reserve	14,431	3,250	—	(3,807)	13,874
Deferred tax asset valuation allowance	4,778	1,034	—	—	5,812
Six months ended June 30, 2003
Allowance for doubtful accounts	$18,447	$1,575	$—	$(4,377)	$15,645
Booking cancellation reserve	13,874	1,563	—	(1,191)	14,246
Deferred tax asset valuation allowance	5,812	9	—	(542)	5,279
Successor Basis:
Six ended December 31, 2003
Allowance for doubtful accounts	$15,645	$1,284	$—	$(1,399)	$15,530
Booking cancellation reserve	14,246	1,631	—	(6,216)	9,661
Deferred tax asset valuation allowance	5,279	—	—	(902)	4,377

        (b)   Report on Form 8-K

  None.

        (c)   The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

The following exhibits are filed herewith unless otherwise indicated:

2.1	Partnership Interest Purchase Agreement, dated as of March 3, 2003, among Delta Air Lines, Inc., NWA Inc., American Airlines, Inc., NewCRS Limited, Inc., Worldspan, L.P. and Worldspan Technologies Inc., as amended(1)
3.1	Ninth Amended and Restated Certificate of Limited Partnership of Worldspan, L.P.(1)
3.2	Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of June 30, 2003 by and between Worldspan Technologies Inc. and WS Holdings LLC.(1)

4.1	Indenture, dated as of June 30, 2003, among WS Merger LLC, WS Financing Corp., the guarantors as named therein and The Bank of New York, as trustee.(1)
4.2	Form of 9 5/8% Senior Note Due 2011 (included in Exhibit 4.1).(1)
4.3
Registration Rights Agreement, dated as of June 30, 2003, by and among WS Merger LLC, WS Financing Corp., the guarantors named therein, Lehman Brothers Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(1)
10.1
Credit Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P., the Several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as sole and exclusive advisor, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book runners, Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, Citicorp North America, Inc. and Dymas Funding Company, LLC, as documentation agents, and Lehman Commercial Paper Inc., as administrative agent.(1)
10.2
Stockholders Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers' Pension Plan Board and the other stockholders as named therein.(1)
10.3
Registration Rights Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers' Pension Plan Board and the other stockholders as named therein.(1)
10.4	Delta Founder Airline Services Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.5	Northwest Founder Airline Services Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.6	American Airlines Collateral Services Agreement, dated as of June 30, 2003, by and between American Airlines, Inc. and Worldspan, L.P.(1)***
10.7	Delta Marketing Support Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.8	Northwest Marketing Support Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.9	Non-Competition Agreement, dated as of June 30, 2003, by and among American Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.10	Non-Competition Agreement, dated as of June 30, 2003, by and among Delta Air Lines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.11	Non-Competition Agreement, dated as of June 30, 2003, by and among Northwest Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.12	Consulting Agreement, dated as of June 30, 2003, by and between Worldspan, L.P. and Paul J. Blackney.(1)
10.13	Employment Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P., as amended.(1)
10.14	Employment Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., M. Gregory O'Hara and Worldspan, L.P., as amended.(1)

10.15	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Douglas L. Abramson.(1)
10.16	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Dale Messick.(1)
10.17	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Dale Messick.(1)
10.18	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Michael B. Parks.(1)
10.19	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Michael B. Parks.(1)
10.20	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Susan J. Powers.(1)
10.21	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.22	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan Technologies Inc. and CVC Management LLC.(1)
10.23
Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., CVC Executive Fund LLC, Court Square Capital Limited and the other investors named therein.(1)
10.24	Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Ontario Teachers' Pension Plan Board.(1)
10.25	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Paul J. Blackney.(1)
10.26	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.27	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.28	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.29	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.30	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.31	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.32	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.33	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.34	Stock Option Agreement (one-year agreement) dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)

10.35	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.36	Restricted Stock Subscription Agreement, dated as of September 22, 2003, by and between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.37	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.38
International Business Machines Corporation Worldspan Asset Management Offering Agreement, effective July 1, 2002, among Worldspan, L.P., International Business Machines Corporation and IBM Credit Corporation, as amended by Amendment No. 1.(1)***
10.39	Global Telecommunications Services Agreement, dated May 8, 2000, between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.(1)
10.40	AT&T InterSpan Data Communications Services Agreement, dated February 1, 1996, between AT&T Corp. and Worldspan L.P., as amended.(1)
10.41	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and American Airlines, Inc., as amended.(1)
10.42	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Delta Air Lines Inc., as amended.(1)
10.43	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Northwest Airlines, Inc., as amended.(1)
10.44	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and United Air Lines, as amended.(1)
10.45	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and USAir, Inc., as amended.(1)
10.46	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Continental Airlines, Inc., as amended.(1)
10.47	CRS Marketing, Services and Development Agreement, dated December 15, 1995, between Microsoft Corporation and Worldspan, L.P., as amended.(1)***
10.48	Amended and Restated Agreement for CRS Access and Related Services dated November 1, 2001 between Orbitz, LLC and Worldspan, L.P., as amended.(1)***
10.49	Worldspan Subscriber Entity Agreement dated October 1, 2001 between Worldspan, L.P. and priceline.com Incorporated, as amended.(1)***
10.50	Office Lease Agreement, dated January 16, 2004, between 300 Galleria Parkway Associates and Worldspan, L.P.(2)
10.51
Lease Agreement, dated February 7, 1990, between Worldspan, L.P. and Delta Air Lines, Inc., as amended by Data Center Lease Amendment, dated March 3, 2003, between Worldspan, L.P. and Delta Air Lines, Inc.(1)
10.52	Worldspan Executive Group Life Insurance Program.(1)
10.53	Worldspan Retirement Benefit Restoration Plan.(1)
10.54	Worldspan Executive Deferred Compensation Plan.(1)
10.55	2003 Executive Incentive Compensation Program (short-term and long-term plans).(1)

10.56	2002 Executive Incentive Compensation Program (long-term plan).(1)
10.57	2001 Executive Incentive Compensation Program (long-term plan).(1)
10.58	2000 Executive Incentive Compensation Program (long-term plan).(1)
10.59	Worldspan Technologies Inc. Stock Incentive Plan.(1)
10.60	Employment Agreement, dated as of October 20, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Ninan Chacko.(1)
10.61	Restricted Stock Subscription Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.62	Stock Option Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.63	Amendment No. 2 to the International Business Machines Corporation Worldspan Asset Management Offering Agreement, dated December 24, 2003.(3)
10.64	Second Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated January 28, 2004, between Obitz, LLC and Worldspan, L.P.
10.65	Employment Agreement, dated as of December 31, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Susan J. Powers.
10.66	Side Letter Agreement regarding pension benefits, dated March 12, 2004, among Rakesh Gangwal, Worldspan, L.P. and Worldspan Technologies Inc.
10.67	Consulting Agreement, dated December 3, 2003, between Douglas L. Abramson and Worldspan, L.P.
10.68	Consulting Agreement, dated February 16, 2004, between Dale Messick and Worldspan, L.P.
10.69	Letter agreement, dated March 5, 2004 among Worldspan Technologies Inc., Dale Messick, Citigroup Venture Capital Equity Partners, L.P. and Ontario Teachers' Pension Plan Board.
10.70	Employment Agreement, dated as of March 8, 2004, by and among Worldspan, L.P., Worldspan Technologies Inc. and Jeffrey C. Smith.
10.71	Employment Agreement, dated as of February 16, 2004, by and among Worldspan, L.P., Worldspan Technologies Inc. and Michael S. Wood.
10.72	Worldspan Supplemental Savings Program.
10.73	Global Telecommunications Services Agreement, dated February 1, 2004, by and between Worldspan, L.P. and Societe Internationale de Telecommunications Aeronautiques.***
10.74	Global Telecommunciations Services Agreement, dated February 1, 2004, by and between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.***
10.75	AT&T Interspan Data Communication Services Agreement, dated March 29, 2004, between AT&T Corp. and Worldspan, L.P.***
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Worldspan, L.P.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-109064) and incorporated herein by reference.

(2)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 21, 2004 and incorporated herein by reference.

(3)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference.

***
Certain portions of this document have been omitted pursuant to a confidential treatment request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSPAN, L.P.
By:	/s/ RAKESH GANGWAL Rakesh Gangwal Chairman, President & Chief Executive Officer and Director (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Signature	Title	Date

/s/ RAKESH GANGWAL Rakesh Gangwal	Chairman, President & Chief Executive Officer and Director (principal executive officer)	March 30, 2004
/s/ MICHAEL S. WOOD Michael S. Wood	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2004
/s/ M. GREGORY O'HARA M. Gregory O'Hara	Executive Vice President—Corporate Planning and Development and Director	March 30, 2004
/s/ PAUL J. BLACKNEY Paul J. Blackney	Director	March 30, 2004
/s/ SHAEL J. DOLMAN Shael J. Dolman	Director	March 30, 2004
/s/ IAN D. HIGHET Ian D. Highet	Director	March 30, 2004
/s/ JAMES W. LEECH James W. Leech	Director	March 30, 2004

/s/ DEAN G. METCALF Dean G. Metcalf	Director	March 30, 2004
/s/ PAUL C. SCHORR, IV Paul C. Schorr, IV	Director	March 30, 2004
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	March 30, 2004
/s/ DAVID F. THOMAS David F. Thomas	Director	March 30, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Worldspan, L.P. Consolidated Balance Sheets (in thousands)
Worldspan, L.P. Consolidated Statements of Operations (in thousands)
Worldspan, L.P. Consolidated Statements of Partners' Capital (in thousands)
Worldspan, L.P. Consolidated Statements of Cash Flows (in thousands)
Worldspan, L.P. Notes to Consolidated Financial Statements (in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES