Form 10-Q
period 2004-03-31
WORLDSPAN L P
filed 2004-05-13
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission file number 333-109064

WORLDSPAN, L.P.
(Exact name of registrant as specified in its charter)

Delaware	75-3125716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Galleria Parkway, N.W. Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 563-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒     Yes     ☐       No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

☐     Yes     ☒     No

As of May 13, 2004, Registrant’s parent had outstanding 83,037,152 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(Unaudited) (dollars in thousands)

	Successor Basis
	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$32,104	$43,746
Trade accounts receivable, net	142,041	103,122
Prepaid expenses and other current assets	14,011	23,629
Total current assets	188,156	170,497
Property and equipment, less accumulated depreciation	137,406	120,510
Deferred charges	34,899	33,544
Debt issuance costs, net	12,419	13,626
Supplier and agency relationships, net	296,319	304,752
Developed technology, net	222,813	228,322
Trade name	72,142	72,142
Goodwill	109,788	109,740
Other intangible assets, net	34,021	34,722
Investments	6,115	6,377
Other long-term assets	22,510	25,263
Total assets	$1,136,588	$1,119,495

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$17,958	$19,675
Accrued expenses	159,812	144,415
Current portion of capital lease obligations	20,107	16,136
Current portion of long-term debt	12,250	8,000
Total current liabilities	210,127	188,226
Long-term portion of capital lease obligations	67,045	55,002
Long-term debt	353,750	385,000
Pension and postretirement benefits	65,959	68,405
Other long-term liabilities	6,736	6,310
Total liabilities	703,617	702,943
Commitments and contingencies
Partners’ capital	432,971	416,552
Total liabilities and Partners’ capital	$1,136,588	$1,119,495

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(Unaudited) (dollars in thousands)

	Successor Basis	Predecessor Basis
	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenues
Electronic travel distribution
Third party	$232,539	$135,272
Related party	—	71,672
Information technology services
Third party	15,992	3,484
Related party	—	23,917
Total revenues	248,531	234,345
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	170,337	162,852
Developed technology amortization	5,508	3,961
Total cost of revenues	175,845	166,813
Selling, general and administrative	36,160	40,278
Amortization of intangible assets	9,135	—
Total operating expenses	221,140	207,091
Operating income	27,391	27,254
Other Income (Expense)
Interest income	99	251
Interest expense	(10,794)	(1,368)
Equity in (loss) gain of investee, net	(50)	3
Other, net	(265)	(781)
Total other expense, net	(11,010)	(1,895)
Income before provision for income taxes	16,381	25,359
Income tax expense	229	57
Net income	$16,152	$25,302

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Partners’ Capital

(Unaudited) (dollars in thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total

Successor Basis
Balance at December 31, 2003	$416,127	$425	$416,552
Comprehensive income:
Net income	16,152	—	16,152
Unrealized holding loss on investment	—	(211)	(211)
Comprehensive income:	15,941
Distribution to WTI	(569)	—	(569)
Stock-based compensation	1,047	—	1,047
Balance at March 31, 2004	$432,757	$214	$432,971

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (dollars in thousands)

	Successor Basis	Predecessor Basis
	Three months ended March 31, 2004	Three months ended March 31, 2003

Cash flows from operating activities:
Net income	$16,152	$25,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,063	17,146
Amortization of debt issuance costs	1,207	—
Stock-based compensation	1,047	—
Equity in loss (gain) of investee, net	51	(3)
(Gain) loss on disposal of property and equipment, net	(18)	175
Changes in operating assets and liabilities:
Trade accounts receivable, net	(38,919)	(14,933)
Related party accounts receivable, net	—	(7,031)
Prepaid expenses and other current assets	9,619	7,738
Deferred charges	(1,355)	1,767
Other long-term assets	(783)	(5,653)
Accounts payable	(1,717)	(5,506)
Accrued expenses	15,349	(15,621)
Pension and postretirement benefits	(2,447)	2,008
Other long-term liabilities	425	(969)
Net cash provided by operating activities	23,674	4,420
Cash flows from investing activities:
Purchase of property and equipment	(2,862)	(7,574)
Proceeds from sale of property and equipment	20	146
Capitalized software for internal use	—	(1,036)
Net cash used in investing activities	(2,842)	(8,464)
Cash flows from financing activities:
Distribution to founding airlines	—	(60,000)
Distribution to WTI	(569)	—
Principal payments on capital leases	(4,905)	(7,014)
Principal payments on debt	(27,000)	—
Net cash used in financing activities	(32,474)	(67,014)
Net decrease in cash and cash equivalents	(11,642)	(71,058)
Cash and cash equivalents at beginning of period	43,746	132,101
Cash and cash equivalents at end of period	$32,104	$61,043

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Notes to Consolidated Financial Statements

(Unaudited) (dollars in thousands, except per share data)

1.  Accounting Policies

 Nature of Business.  Worldspan, L.P. (the “Partnership”), is a Delaware limited partnership formed in 1990. On June 30, 2003, Worldspan Technologies Inc. (“WTI”), formerly named Travel Transaction Processing Corporation, newly formed by Citigroup Venture Capital Equity Partners, L.P. (“CVC”) and Ontario Teachers’ Pension Plan Board (“OTPP”), indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta Air Lines, Inc. (“Delta”), Northwest Airlines, Inc. (“Northwest”) and American Airlines, Inc. (“American”) (the “Acquisition”). WTI owns all of the general partnership interests in the Partnership. WS Holdings LLC (“WS Holdings”), which is owned by WTI, is the sole limited partner of the Partnership, owning all of the limited partnership interests. Prior to the Acquisition, Delta, Northwest and American (collectively, our “founding airlines”) owned, through affiliates, approximately 40%, 34% and 26%, respectively, of the general partnership interests in the Partnership. NEWCRS Limited, Inc. (“NEWCRS”), which was owned by our founding airlines, owned all of the limited partnership interests. American acquired its interest in the Partnership as part of its acquisition of substantially all of the assets of Trans World Airlines, Inc. (“TWA”) in April 2001.

The Partnership provides information, reservations, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system (“GDS”), and provides subscribers with access to and use of this GDS. The Partnership also charges Delta, Northwest and others for the use of the GDS.

 Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

The consolidated financial statements present the Partnership for the three months ended March 31, 2004 (“successor basis” reflecting the Acquisition and associated basis) and the three months ended March 31, 2003 (“predecessor basis” for the period of Delta’s, Northwest’s and American’s ownership of the Partnership and associated basis).

In accordance with the requirements of purchase accounting, the assets and liabilities of the Partnership were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition (see Note 2). The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period prior to the Acquisition are not comparable with those periods subsequent to the Acquisition.

 Stock-Based Compensation.  Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation. WTI values stock options based upon a binomial option-pricing model. As the WTI options and restricted shares of WTI Class A Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners’ capital.

 Risks and Uncertainties.  The Partnership derives substantially all of its revenues from the travel industry. Accordingly, events affecting the travel industry, particularly airline travel and participating airlines, can significantly affect the Partnership’s business, financial condition and results of operations. The Partnership’s customers are primarily located in the United States and Europe.

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose and not replace the transactions generated by any significant travel agencies, its business, financial condition and results of operations could be adversely affected. For the three months ended March 31, 2004 and March 31, 2003, one subscriber generated transactions in our electronic travel distribution segment which resulted in revenue of approximately $63,187 and $43,040, respectively. These amounts represented 25% of total operating revenues for the three months ended March 31, 2004 and 18% of total operating revenues for the three months ended March 31, 2003.

Furthermore, the Partnership charges associates for electronic travel distribution services and information technology services. Revenues generated by two associates for the three months ended March 31, 2004 and March 31, 2003 were $69,337 and $78,692, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 28% of total operating revenues for the three months ended March 31, 2004 and 34% of total operating revenues for the three months ended March 31, 2003. At March 31, 2004 and December 31, 2003, accounts receivable from these same two associates was approximately $40,670 and $32,704, respectively.

The Partnership maintained an allowance for doubtful accounts of approximately $15,689 and $15,530 at March 31, 2004 and December 31, 2003, respectively.

 Reclassifications.  Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.

2.  WTI Acquisition of Worldspan

On June 30, 2003, WTI indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta, Northwest and American. The aggregate consideration for the Acquisition was $901,500, consisting of $817,500 in cash and the issuance by WTI of $84,000 of holding company subordinated seller notes payable by WTI to American and Delta. The holding company subordinated seller notes are unsecured obligations of WTI and are not the Partnership’s debt. The purchase consideration was subject to adjustment based upon certain items, such as the Partnership’s closing cash, debt and working capital. The resulting net aggregate consideration for the Acquisition was $837,766. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations.

The $109,788 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of the Partnership was recorded as goodwill. As all income or losses of the Partnership are allocated to WTI and WS Holdings for inclusion in their respective income tax returns, none of the goodwill is expected to be tax deductible by the Partnership. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values determined by independent appraisal at the transaction date. The following represents the allocation of the purchase price that was pushed down to the Partnership at the time of the acquisition:

Current assets	$178,756
Property and equipment	129,504
Deferred charges	33,975
Other long-term assets	59,901
Goodwill	109,788
Other identifiable intangibles	666,723
Current liabilities	(203,085)
Pension and postretirement benefits	(64,067)
Long-term portion of capital lease obligations	(62,640)
Other long-term liabilities	(11,089)
Allocated purchase price	$837,766

The $109,788 of goodwill was allocated as follows: $96,677 to the electronic travel distribution segment and $13,111 to the information technology services segment.

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

The following unaudited financial information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the period presented. Adjustments related to the Acquisition that affect the results of operations include credits provided to Delta and Northwest under their respective founder airline services agreement (“FASA”), interest expense associated with the debt issued in conjunction with the Acquisition, depreciation of the step-up of fixed assets, amortization of the fair value of amortizing intangible assets, and the advisory fee payable to WTI. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1, 2003 or of results of operations that may occur in the future.

Predecessor Basis
Three months ended March 31, 2003

Revenues	$226,012
Net loss	$(3,800)

3.  Debt

In conjunction with the Acquisition, the Partnership issued and sold $280,000 aggregate principal amount of 9 5/8% Senior Notes due 2011 (“Senior Notes”) and borrowed $125,000 under the term loan facility portion of a senior credit facility due 2007 (“Term Loan”). The senior credit facility also provides for a four-year revolving credit facility of up to $50,000 in revolving credit loans and letters of credit. The Senior Notes are effectively subordinated to the Term Loan, which is secured by substantially all of the assets of the issuers and the guarantors of the Senior Notes. The interest rate applicable to borrowings under the Term Loan is based on the LIBOR rate, or, at the Partnership’s option, the higher of several other common indices. At March 31, 2004, the interest rate on the Term Loan was 4.85%. The Partnership is required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the Term Loan.

Debt covenants require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership. At March 31, 2004, the Partnership was in compliance with these covenants.

Long-term debt consisted of the following:

Successor Basis March 31, 2004

Senior Notes	$280,000
Term Loan	86,000
366,000
Less current portion of long-term debt	12,250
Long-term debt, excluding current portion	$353,750

During the first quarter of 2004, the Partnership made a $27,000 principal payment on the Term Loan, of which $2,000 was a scheduled principal payment.

4.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension benefits		Postretirement benefits
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months Ended March 31, 2004	Three months Ended March 31, 2003	Three months ended March 31, 2004	Three months ended March 31, 2003

Service cost	$—	$2,742	$82	$479
Interest cost	2,762	3,030	418	841
Expected return on plan assets	(3,389)	(3,531)	—	—
Amortization of transition obligation	—	43	—	—
Amortization of prior service cost	—	30	—	(213)
Recognized net actuarial loss	—	107	—	114
Net periodic benefit (income) expense	$(627)	$2,421	$500	$1,221

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Partnership has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Partnership’s accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Partnership to change previously reported information.

5.  Stock-Based Compensation

Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees of the Partnership. WTI has reserved 12,580,000 shares of WTI Class A Common Stock for issuance under the stock incentive plan. Up to 6,580,000 shares may be offered as restricted stock, and up to 6,000,000 shares may be subject to options.  The options expire ten years from date of grant. The exercise price of any options granted or the purchase price for restricted stock offered under the stock incentive plan is determined by the Board of Directors.

The options granted in the first quarter of 2004 consisted of “Series 1” and “Series 2” options. The Series 1 options were issued with an initial exercise price of $1.95 per share, which will decrease to $0.32 per share in six-month increments over a period of four years from the grant date. The Series 2 options were issued with an initial exercise price of $7.14 per share, which will decrease to $5.29 per share in six-month increments over a period of four and a half years from the grant date.

The per share weighted-average fair value of stock options granted during the first quarter of 2004 was $4.55 on the date of grant using the binomial option-pricing model with the following assumptions:  expected dividend yield of 0% risk-free interest rate of 2.95%, expected volatility of 0%, and an expected life of approximately five years.  These stock options vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized.  The Partnership recognized stock-based compensation expense of $27 during the three months ended March 31, 2004 attributable to stock options.

Information concerning stock options issued to employees of the Company is presented in the following table.  The weighted-average exercise price per share is given as of March 31, 2004. None of the stock options was exercisable at March 31, 2004. The weighted-average remaining contractual life was 9.4 years.

	Series 1		Series 2
	Number of Shares	Weighted-average exercise price	Number of Shares	Weighted-average exercise price

Balance at December 31, 2003	1,812,000	$2.11	1,812,000	$7.30
Granted	160,000	1.95	160,000	7.14
Exercised	—	—	—	—
Forfeited	(95,000)	1.95	(95,000)	7.14
Balance at March 31, 2004	1,877,000	$1.95	1,877,000	$7.14

During 2003, WTI granted 4,018,000 restricted shares of WTI Class A Common Stock to certain members of the Partnership’s management having an aggregate value of $1,283. These restricted shares vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized.  The Partnership recognized stock-based compensation expense of $64 during the three months ended March 31, 2004 attributable to restricted stock grants.  During the first quarter of 2004, WTI entered into a series of restricted stock subscription agreements with certain members of the Partnership’s management having an aggregate value of $12,938 for 1,587,500 restricted shares of WTI Class A Common Stock.  These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized.  The Partnership recognized stock-based compensation expense of $86 during the three months ended March 31, 2004 attributable to restricted stock.  Also during the first quarter of 2004, WTI entered into a stock subscription agreement with a member of the Partnership’s management having a value of $819 for 100,512 shares of WTI Class A Common Stock.  Since there is no vesting or service period associated with these shares, the entire stock-based compensation expense for these shares was recognized during the first quarter of 2004.

6.  Other Significant Events

During the first quarter of 2004, the Partnership announced a workforce reduction. This reduction was the result of improved organizational efficiency and the outsourcing of programming for certain applications. The total charge recorded for this workforce reduction, which affected approximately 125 employees, was $1,290, all of which was for severance and benefits. This amount is included in “Selling, general and administrative” expenses in the accompanying consolidated statements of income. At March 31, 2004, the remaining liability associated with this workforce reduction was $230.

7.  Contingencies

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2000. The Partnership is currently in the process of filing appeals of these assessments, the outcome of which is currently uncertain. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of our founding airlines shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of Worldspan and its subsidiaries related to periods prior to the sale of the Partnership on June 30, 2003. The Partnership has informed our founding airlines of the receipt of these assessments and the indemnity obligation of our founding airlines under the Partnership Interest Purchase Agreement. Because of this indemnity, the Partnership believes that amounts paid, if any, to settle this assessment will be reimbursed by our founding airlines and will not have an effect on the Partnership’s financial position or results of operations.

8.  Business Segment Information

The Partnership’s operations are classified into two reportable business segments: electronic travel distribution and information technology services. The Partnership’s two reportable business segments are managed separately based on fundamental differences in their operations. In addition, each business segment offers different products and services. The electronic travel distribution segment distributes travel services of its associates to subscribers of the Worldspan GDS. By having access to the Worldspan GDS, subscribers are able to book reservations with the associates. The information technology services segment provides technology services to Delta and Northwest and other companies in the travel industry.

The Partnership evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

	Successor Basis	Predecessor Basis
	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenues
Electronic travel distribution	$232,539	$206,944
Information technology services	15,992	27,401
Total revenues	$248,531	$234,345
Operating income
Electronic travel distribution	$36,532	$24,735
Information technology services	(9,141)	2,519
Total operating income	$27,391	$27,254
Depreciation and amortization
Electronic travel distribution	$20,483	$14,036
Information technology services	4,580	3,110
Total depreciation and amortization	$25,063	$17,146
Geographic areas
Total revenues
United States	$213,207	$202,453
Foreign	35,324	31,892
Total	$248,531	$234,345
Long-lived assets
United States	$915,842	$173,912
Foreign	32,590	32,872
Total	$948,432	$206,784

9.  Supplemental Guarantor/Non-Guarantor Financial Information

Concurrent with the closing of the Acquisition discussed in Note 2, the Senior Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing Corp.  These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income, and cash flows from operating activities.  The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are joint and several.  The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing Corp., the co-issuer, was established June 6, 2003.  WS Financing Corp. does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

as of March 31, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$30,610	$1,494	$—	$32,104
Trade accounts receivable, net	139,188	2,853	—	142,041
Prepaid expenses and other current assets	10,912	3,099	—	14,011
Total current assets	180,710	7,446	—	188,156
Property and equipment, less accumulated depreciation	130,792	6,614	—	137,406
Deferred charges	17,391	17,508	—	34,899
Debt issuance costs	12,419	—	—	12,419
Goodwill	109,788	—	—	109,788
Other intangible assets, net	625,295	—	—	625,295
Investments	4,803	1,312	—	6,115
Investments in subsidiaries	9,423	—	(9,423)	—
Other long-term assets	15,354	7,156	—	22,510
Total assets	$1,105,975	$40,036	$(9,423)	$1,136,588

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$17,171	$787	$—	$17,958
Intercompany accounts payable (receivable)	(2,339)	2,339	—	—
Accrued expenses	132,317	27,495	—	159,812
Current portion of capital lease obligations	20,107	—	—	20,107
Current portion of long-term debt	12,250	—	—	12,250
Total current liabilities	179,506	30,621	—	210,127
Long-term portion of capital lease obligations	67,045	—	—	67,045
Long-term debt	353,750	—	—	353,750
Pension and postretirement benefits	66,001	(42)	—	65,959
Other long-term liabilities	6,702	34	—	6,736
Total liabilities	673,004	30,613	—	703,617
Commitments and contingencies
Partners’ capital	432,971	9,423	(9,423)	432,971
Total liabilities and Partners’ capital	$1,105,975	$40,036	$(9,423)	$1,136,588

Condensed Consolidating Balance Sheets

as of December 31, 2003

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$41,615	$2,131	$—	$43,746
Trade accounts receivable, net	100,593	2,529	—	103,122
Prepaid expenses and other current assets	21,422	2,207	—	23,629
Total current assets	163,630	6,867	—	170,497
Property and equipment, less accumulated depreciation	113,321	7,189	—	120,510
Deferred charges	17,472	16,072	—	33,544
Debt issuance costs, net	13,626	—	—	13,626
Goodwill	109,740	—	—	109,740
Other intangible assets, net	639,938	—	—	639,938
Investments	5,064	1,313	—	6,377
Investments in subsidiaries	7,845	—	(7,845)	—
Other long-term assets	18,472	6,791	—	25,263
Total assets	$1,089,108	$38,232	$(7,845)	$1,119,495

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$16,933	$2,742	$—	$19,675
Intercompany accounts payable (receivable)	(1,226)	1,226	—	—
Accrued expenses	117,944	26,471	—	144,415
Current portion of capital lease obligations	16,136	—	—	16,136
Current portion of long-term debt	8,000	—	—	8,000
Total current liabilities	157,787	30,439	—	188,226
Long-term portion of capital lease obligations	55,002	—	—	55,002
Long-term debt	385,000	—	—	385,000
Pension and postretirement benefits	68,439	(34)	—	68,405
Other long-term liabilities	6,328	(18)	—	6,310
Total liabilities	672,556	30,387	—	702,943
Commitments and contingencies
Partners’ capital	416,552	7,845	(7,845)	416,552
Total liabilities and Partners’ capital	$1,089,108	$38,232	$(7,845)	$1,119,495

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$213,207	$35,324	$—	$248,531
Operating expenses	187,830	33,310	—	221,140
Operating income	25,377	2,014	—	27,391
Other income (expense)
Interest income	44	55	—	99
Interest expense	(10,794)	—	—	(10,794)
Equity in loss of investee, net	(50)	—	—	(50)
Income from subsidiaries	1,579	—	(1,579)	—
Other, net	(7)	(258)	—	(265)
Total other expense, net	(9,228)	(203)	(1,579)	(11,010)
Income before income taxes	16,149	1,811	(1,579)	16,381
Income tax (benefit) expense	(3)	232	—	229
Net income	$16,152	$1,579	$(1,579)	$16,152

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$202,453	$31,892	$—	$234,345
Operating expenses	173,775	33,316	—	207,091
Operating income (loss)	28,678	(1,424)	—	27,254
Other income (expense)
Interest income	227	24	—	251
Interest expense	(1,368)	—	—	(1,368)
Equity in gain of investee, net	3	—	—	3
Loss from subsidiaries	(1,516)	—	1,516	—
Other, net	(722)	(59)	—	(781)
Total other expense, net	(3,376)	(35)	1,516	(1,895)
Income (loss) before income taxes	25,302	(1,459)	1,516	25,359
Income tax expense	—	57	—	57
Net income (loss)	$25,302	$(1,516)	$1,516	$25,302

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$25,256	$(1,582)	$—	$23,674
Cash flows from investing activities:
Purchase of property and equipment	(2,228)	(634)	—	(2,862)
Proceeds from sale of property and equipment	20	—	—	20
Investments in subsidiaries	(1,579)	—	1,579	—
Net cash used in investing activities	(3,787)	(634)	1,579	(2,842)
Cash flows from financing activities:
Distribution to WTI	(569)	—	—	(569)
Principal payments on capital leases	(4,905)	—	—	(4,905)
Principal payments on debt	(27,000)	—	—	(27,000)
Contributions to subsidiaries	—	1,579	(1,579)	—
Net cash (used in) provided by financing activities	(32,474)	1,579	(1,579)	(32,474)
Net decrease in cash and cash equivalents	(11,005)	(637)	—	(11,642)
Cash and cash equivalents at beginning of year	41,615	2,131	—	43,746
Cash and cash equivalents at end of year	$30,610	$1,494	$—	$32,104

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$6,318	$(1,898)	$—	$4,420
Cash flows from investing activities:
Purchase of property and equipment	(6,399)	(1,175)	—	(7,574)
Proceeds from sale of property and equipment	146	—	—	146
Capitalized software development costs	(1,036)	—	—	(1,036)
Investments in subsidiaries	(55)	—	55	—
Net cash used in investing activities	(7,344)	(1,175)	55	(8,464)
Cash flows from financing activities:
Distribution to Partners	(60,000)	—	—	(60,000)
Principal payments on capital leases	(7,014)	—	—	(7,014)
Contributions to subsidiaries	—	55	(55)	—
Net cash (used in) provided by financing activities	(67,014)	55	(55)	(67,014)
Net decrease in cash and cash equivalents	(68,040)	(3,018)	—	(71,058)
Cash and cash equivalents at beginning of year	125,140	6,961	—	132,101
Cash and cash equivalents at end of year	$57,100	3,943	$—	$61,043

10.  Subsequent Event

On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods prior to July 1, 2003 does not reflect the significant impact that the Acquisition has had and will have on us, including increased leverage and increased liquidity requirements. References to the “company” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, through its wholly-owned subsidiaries, of the general partnership interests and limited partnership interest of Worldspan, L.P. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

In accordance with the requirements of purchase accounting, the assets and liabilities of the Company were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition.  The application of purchase accounting generally results in higher depreciation and amortization expense in future periods.  Accordingly, and because of other effects of purchase accounting, the results discussed for the three months ended March 31, 2004 are not comparable with the three months ended March 31, 2003.

Overview

We are a leading provider of mission-critical transaction processing and information technology services to the global travel industry. We are the second largest transaction processor for travel agencies in the United States (the world’s largest travel market) and the largest processor globally for online travel agencies as measured by transactions and revenues generated. In 2003, we processed over 65% of online airline transactions made in the United States and processed by a global distribution system, or GDS. This trend has continued during the three months ended March 31, 2004. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the year ended December 31, 2003 and the three months ended March 31, 2004, we processed approximately 193 million transactions and 55 million transactions, respectively. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Our business is highly dependent upon the air travel industry. During the first half of 2003, travel booking volumes were significantly depressed industry-wide, affected primarily by the war and on-going conflict in Iraq and concerns over severe acute respiratory syndrome, or SARS. Our leading position in processing online travel transactions provided for growth in our business during the second half of 2003. The recovery that we saw in travel transactions beginning late in the second quarter of 2003 continued during the later part of the year, particularly for our online business. Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to the difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in air travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the decrease in the number of total transactions since the beginning of 2001. Total transactions for the first quarter of 2004, including airline and hospitality and destination services, were up 13.0% compared to the same period in 2003.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.  Our five largest airline relationships represented an aggregate of approximately 54% of our total 2003 revenues, while our top ten largest airline relationships represented an aggregate of approximately 66% of our total 2003 revenues.  Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 43% of our total transactions.  We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

Supplier Content and Transaction Fees

During the five-year period ended December 31, 2003, we increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. The average fee per airline transaction increased at a compound annual growth rate of 2.6% from $3.72 per transaction in 1999 to $4.12 per transaction in 2003.  We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines.  For instance, we have recently entered into fare content agreements with Continental Airlines, Delta, Northwest and United Air Lines. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS.  Subject to termination rights, these obligations continue until 2006. Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these fare content agreements will provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines which we expect will reduce our revenues.

Channel Shift

An increasing number of travel transactions are being made online.  In 2003, airline transactions generated through online travel agencies accounted for approximately 28% of all airline transactions in the United States processed by a GDS, up from approximately 23% in 2002 and approximately 17% in 2001.  Between 2001 and 2003, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 23.5%.  We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to another GDS provider, compound our difficulty in forecasting the growth of our transactions from online travel agencies.  We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies.  Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

Since 2001, the combination of channel shift, declines in the global economy, terrorist actions and threats, wars in Afghanistan and Iraq, and health concerns over SARS has resulted in annual declines in transactions generated by traditional travel agencies.  As a result of these declines, we have completed restructuring activities in 2001, 2002, and 2003, which have largely been focused on reducing the operating costs associated with servicing traditional travel agencies in areas such as labor, network, agency hardware, and advertising.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations.  For example, Expedia has announced that it intends to move a portion of its transactions to another GDS provider.  In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS.  Although we currently continue to operate under these agreements, we cannot assure you that these and our other major online travel agencies will not attempt to terminate their respective agreements with us or otherwise move business to another GDS in the future.  With this uncertainty, we cannot reliably forecast the volume of such transactions and may experience transaction volume decreases that result in a material adverse effect on our financial condition and operating results.

Neutrality

We do not own an online travel agency.  Unlike our competitors, we have intentionally not pursued a strategy of vertical integration and instead have forged strategic partnerships with leading online travel agencies.  Given the highly competitive nature of the travel agency business, we believe our customers value our neutrality.  As the shift towards the online travel agency channel continues, we believe the traditional travel agencies will increasingly view the GDS-owned online travel agencies as competitive to their core business.  As a result, our neutrality gives us an opportunity to capture additional business from both online and traditional travel agencies.

FASA Credits

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us.  The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $112.5 million to each of Delta and Northwest as of March 31, 2004, and are reflected as reductions of FASA revenue in the corresponding periods.  In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash.  Pursuant to a recent amendment of our FASA with Delta, the FASA credits to Delta will terminate upon the closing of the initial public offering of WTI’s common stock with gross proceeds above $200 million on or before August 31, 2004, in exchange for a one-time payment from us to Delta of approximately $75 million. Pursuant to a recent amendment of our FASA with Northwest, the FASA credits to Northwest will terminate upon the closing of the initial public offering of WTI’s common stock with gross proceeds above $200 million on or before September 30, 2004, in exchange for a one-time payment from us to Northwest of approximately $77 million.  Pursuant to the terms of our FASA with Delta, we are obligated to offer to pay Delta the higher one-time payment of $77 million and the other terms that we have agreed upon with Northwest in lieu of the $75 million transaction we have agreed upon previously with Delta.  The one-time payments will be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.  The FASA credits are described in additional detail under the heading “Liquidity and Capital Resources.”

Debt Reduction

We have historically generated significant cash flow from operations.  During the fourth quarter of 2003 and the first quarter of 2004, we used this cash flow to reduce in the aggregate $35.0 million of our term loan in addition to the mandatory repayment schedule. Where possible and prudent, we expect to continue to use our cash flow from operations to repay indebtedness prior to maturity.

Impacts of the Acquisition

We were initially founded by Delta, Northwest and TWA. Although we were owned by Delta, Northwest and American (as successor of TWA) since our inception until the Acquisition, we operated as an autonomous entity during that time. The expenses reflected in our historical financial statements do not reflect any allocation of overhead costs incurred by our founding airlines. For the periods following the Acquisition, our expenses changed as a result of the purchase accounting treatment of the Acquisition and costs associated with financing the Acquisition. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values and any excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased. In addition, for the periods following the Acquisition, our revenues have been affected by the accounting treatment of our obligation to provide FASA credits and make FASA credit payments under the FASAs with Delta and Northwest. These payments are accounted for as a reduction to our gross information technology services revenues.

Business Segment Summary

Our revenues are primarily derived from transaction fees paid by our travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees from our information technology services operations:

•                  Electronic travel distribution revenues are generated by charging a fee per transaction, which is generally paid by the travel supplier, based upon the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenues are based on the volume of transactions and are not dependent on the revenue earned by the supplier for that booking. We recognize revenue for airline travel transactions in the month the transactions are processed, net of estimated cancellations which may occur in a future month. Revenues for other types of travel transactions are recognized at the time the booking is used by the traveler. Although the substantial majority of our electronic travel distribution revenues are derived from transaction fees paid by travel suppliers, we have an agreement with Hotwire which does not follow this traditional business model. Under our agreement with Hotwire, we generally derive revenues from a service fee payable by Hotwire (rather than the travel supplier) based upon the number of travel transactions booked.

•                  Information technology services revenues are generated by charging a fee for hosting travel supplier inventory, reservations, flight operations and other computer applications within our data center and by providing software development and maintenance services on those applications. Fees paid by travel suppliers are generally based upon the volume of messages processed on behalf of the travel supplier or software development hours performed on the travel supplier’s applications. In some cases, we charge fees for access to and usage of certain of our proprietary applications on a per transaction basis. Revenues for information technology services are recognized in the month that the services are provided and are recorded net of the value of the FASA credits earned by Delta and Northwest in the corresponding month.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Results of Operations

The following table shows information derived from our consolidated statements of operations for the three months ended March 31, 2004 and 2003 expressed as a percentage of revenue for the periods presented.

	Successor Basis	Predecessor Basis
	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenues:
Electronic travel distribution	93.6%	88.3%
Information technology services	6.4	11.7
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	68.5	69.5
Developed technology amortization	2.2	1.7
Total cost of revenues	70.7	71.2
Selling, general and administrative expenses	14.6	17.2
Amortization of intangible assets	3.7	—
Total operating expenses	89.0	88.4
Operating income	11.0	11.6
Total other expense, net	(4.4)	(0.8)
Income before provision for income taxes	6.6	10.8
Income tax expense	0.1	—
Net income	6.5%	10.8%

Comparison of Three Months Ended March 31, 2004 and March 31, 2003

Revenues

Total revenues were $248.5 million for the three months ended March 31, 2004, a $14.2 million or 6.1% increase from the three months ended March 31, 2003 revenues of $234.3 million. This increase was primarily attributable to an increase in transactions processed during the first quarter of 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues were $232.5 million for the three months ended March 31, 2004, a $25.6 million or 12.4% increase from the three months ended March 31, 2003 revenues of $206.9 million. The increase in revenues was largely attributable to a 6.1 million or 13.6% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 0.4 million or 9.8% increase in the volume of car and hotel transactions processed.

Information technology services revenues were $16.0 million for the three months ended March 31, 2004, an $11.4 million or 41.6% decrease from the three months ended March 31, 2003 revenues of $27.4 million. The decrease was primarily driven by $8.3 million of FASA credits, which are provided under the terms of the FASAs, and a reduction in certain operating expenses which are passed through to customers on a cost-plus basis.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $170.3 million for the three months ended March 31, 2004, a $7.4 million or 4.5% increase from the three months ended March 31, 2003 cost of revenues of $162.9 million. This increase was primarily driven by higher inducements paid to travel agencies, partially offset by lower employee costs, network costs and depreciation on hardware provided to traditional travel agencies. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 68.5% for the three months ended March 31, 2004 compared to 69.5% for the three months ended March 31, 2003.

Cost of electronic travel distribution revenues excluding developed technology amortization was $148.8 million for the three months ended March 31, 2004, a $9.6 million or 6.9% increase from the three months ended March 31, 2003 cost of electronic travel distribution revenues excluding developed technology amortization of $139.2 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues increased to 59.9% for the three months ended March 31, 2004 compared to 59.4% for the three months ended March 31, 2003. This increase was primarily driven by a 29.7% increase in inducements paid to travel agencies, which was partially offset by a 22.2% decline in employee costs, a 19.7% reduction in network charges and an 20.8% reduction in depreciation, principally on hardware provided to traditional travel agencies. Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions. Employee costs declined as a result of the April 2003 workforce reductions.  In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.

Cost of information technology services revenues excluding developed technology amortization was $21.5 million or 8.7% of total revenues for the three months ended March 31, 2004, a $2.2 million or 9.3% decrease from the three months ended March 31, 2003 cost of information technology revenues excluding developed technology amortization of $23.7 million or 10.1% of total revenues. This decrease was primarily driven by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization was $5.5 million or 2.2% of total revenues for the three months ended March 31, 2004, a $1.5 million or 37.5% increase from the three months ended March 31, 2003 developed technology amortization of $4.0 million or 1.7% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.2 million or 14.6% of total revenues for the three months ended March 31, 2004, a $4.1 million or 10.2% decrease from the three months ended March 31, 2003 selling, general and administrative expenses of $40.3 million or 17.2% of total revenues. The decrease was driven by a 77.1% reduction in advertising and promotional activities and a series of smaller transactions, partially offset by the stock-based compensation expense recorded during the three months ended March 31, 2004.

Amortization of Intangible Assets

Amortization of intangible assets was $9.1 million or 3.7% of total revenues for the three months ended March 31, 2004, a $9.1 million increase from the three months ended March 31, 2003. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Operating Income

Operating income was $27.4 million for the three months ended March 31, 2004, a $0.1 million or 0.4% increase from the three months ended March 31, 2003 operating income of $27.3 million. Operating income as a percentage of total revenues decreased to 11.0% for the three months ended March 31, 2004 compared to 11.6% in the three months ended March 31, 2003. The increase in operating income primarily resulted from a 12.4% increase in electronic travel distribution revenues, a 22.2% decrease in employee costs and a 19.7% decrease in network costs, partially offset by a 29.7% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

Net Interest Expense

Net interest expense was $10.7 million for the three months ended March 31, 2004, a $9.6 million increase from the three months ended March 31, 2003 net interest expense of $1.1 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $0.2 million for the three months ended March 31, 2004, a $0.1 million increase from the three months ended March 31, 2003 income tax expense of $0.1 million. As a limited partnership, we have historically not been subject to federal and state income taxes in the United States.

Net Income

Net income was $16.2 million for the three months ended March 31, 2004, a $9.1 million or 36.0% decline from the three months ended March 31, 2003 net income of $25.3 million. This decrease was primarily as a result of the increase in the amortization of intangible assets and interest expense associated with the debt issued in connection with the Acquisition, partially offset by improved operating performance.

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

At March 31, 2004, we had cash and cash equivalents of $32.1 million and working capital of ($22.0) million as compared to $61.0 million in cash and cash equivalents and working capital of $25.0 million at March 31, 2003. The $47.0 million decrease in working capital and the $28.9 million decrease in cash were primarily the result of a $27.0 million payment in principal on the senior term loan during the first quarter of 2004 and a $50.0 million distribution to our founding airlines during the second quarter of 2003.  The $27.0 million payment in the first quarter of 2004 was comprised of a scheduled payment of $2.0 million and a prepayment of $25.0 million.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $23.5 million and $4.4 million for the three months ended March 31, 2004 and 2003, respectively. The $19.1 million increase in cash provided by operating activities during the first three months of 2004 as compared to the first three months of 2003 primarily resulted from an $18.2 million increase for changes in operating assets and liabilities and an increase in non-cash items of $10.0 million, partially offset by a $9.1 million decrease in net income.

We used cash for investing activities of approximately $2.8 million and $8.5 million in the three months ended March 31, 2004 and 2003, respectively. The decrease in cash used for investing activities during the first three months of 2004 as compared to the first three months of 2003 primarily resulted from decreased purchases of computer hardware.

We used cash for financing activities of approximately $32.5 million and $67.0 million in the three months ended March 31, 2004 and 2003, respectively. The decrease in cash used for financing activities during the first three months of 2004 as compared to the first three months of 2003 primarily resulted from a $60.0 million decrease in distributions to our founding airlines, partially offset by $27.0 million of payments associated with the senior credit facility.

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

Total cash principal and interest payments related to the $125.0 million borrowed under the term loan facility portion of our senior credit facility were $27.0 million and $2.1 million, respectively, for the three months ended March 31, 2004. The remaining principal payment schedules will require payments over a four-year period for the term loan, totaling to the following principal payments: $6.0 million in 2004, $25.0 million in 2005, $25.0 million in 2006 and $30.0 million in 2007.

The senior credit facility requires us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The minimum fixed charge ratio will be 1.00 to 1.00 until the end of the second quarter of 2005 and will be 1.10 to 1.00 thereafter. The minimum interest coverage ratio will be 2.15 to 1.00 until the end of the second quarter of 2005 and will increase to 3.00 to 1.00 by the end of the term of the senior credit facility. The maximum senior secured leverage ratio will be 1.65 to 1.00 through the second quarter of 2004 and will decrease to 1.00 to 1.00 by the end of the term of the senior credit facility. The maximum total leverage ratio will be 3.85 to 1.00 until the end of the second quarter of 2004 and will decrease to 2.75 to 1.00 by the end of the term of the senior credit facility. In addition, the senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of March 31, 2004, we were in compliance with these covenants.

9  5/8% Senior Notes Due 2011

On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011 (“Senior Notes”). Interest on the notes accrues at 9 5/8% per annum.

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

If we experience a change of control (as defined in the indenture governing the notes), each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

The indenture governing the notes contains certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of March 31, 2004, we were in compliance with these covenants. The indenture also prohibits certain restrictions on distributions from certain subsidiaries.

Depending on capital market conditions, we may elect to repurchase our outstanding Senior Notes in open market purchases or otherwise.

Subordinated Notes

As part of the Acquisition, WTI issued to American and Delta subordinated seller notes in the original principal amounts of $39.0 million and $45.0 million, respectively. The subordinated seller notes mature on July 31, 2012; provided that to the extent that any portion of the subordinated seller notes are not prepaid by WTI by June 30, 2011, a 5% premium will be payable by WTI on the outstanding principal amount and accrued and unpaid interest thereon which is prepaid or repaid following June 30, 2011 at the time of such prepayment or repayment. The subordinated seller notes are unsecured obligations of WTI, are not our debt obligations and are contractually and structurally subordinated to our senior notes and our senior credit facility and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American bears interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bears interest at an annual rate equal to 10.0%. So long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility, the indenture governing our senior notes and other permitted senior debt and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, WTI will pay interest equal to 5% of the then outstanding principal amount of the subordinated seller notes in cash, with the remaining interest payable in cash or in kind at WTI’s option. During a default under our senior credit facility, the indenture governing our senior notes and/or other permitted senior debt, WTI will be permitted to pay all interest on the subordinated seller notes in kind. While the subordinated seller notes are not our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility and the indenture governing our senior notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the subordinated seller notes. During the three months ended March 31, 2004, we did not distribute cash to WTI for this purpose.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of approximately $112.5 million to each of Delta and Northwest as of March 31, 2004, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, the FASA credits to Delta will terminate upon the closing of the initial public offering of WTI’s common stock with gross proceeds above $200 million on or before August 31, 2004, in exchange for a one-time payment from us to Delta of approximately $75 million.  Pursuant to a recent amendment of our FASA with Northwest, the FASA credits to Northwest will terminate upon the closing of the initial public offering WTI’s common stock with gross proceeds above $200 million on or before September 30, 2004, in exchange for a one-time payment from us to Northwest of approximately $77 million.  Pursuant to the terms of our FASA with Delta, we are obligated to offer to pay Delta the higher one-time payment of $77 million and the other terms that we have agreed upon with Northwest in lieu of the $75 million transaction we have agreed upon previously with Delta.  The one-time payments will be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA will constitute an event of default under our senior credit facility and may constitute a default under any other of our future senior credit facilities. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial eight-year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our senior notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the senior notes, will be entitled to receive payment in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the eight-and-a-half-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the senior notes.

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indenture governing our senior notes, we are specifically permitted to make these tax distributions.

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $23.8 million for the three months ended March 31, 2004, an increase of $4.5 million from capital expenditures of $19.3 million for the three months ended March 31, 2003. We have forecasted approximately $54.5 million for capital expenditures in 2004. Of that amount, approximately $19.5 million relates to a significant upgrade of mainframe computer equipment at our data center. The upgraded equipment is expected to be in use through June 2008. The remaining $35.0 million represents normal growth in capacity requirements as well as routine replacement of older equipment.

Contractual Obligations

In March 2004, we entered into an agreement to purchase data network services for our U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for our U.S. and Canadian offices. The minimum commitment over the term of the agreement is $30.0 million.

Off-Balance Sheet Arrangements

At March 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2004 and 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the three months ended March 31, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from March 31, 2004 levels.

Interest Rate Market Risk

Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2004, we had variable rate debt of approximately $86.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.9 million. Under the terms of our senior credit facility, we are required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2003, we received multiple assessments totaling €39.5 million from the tax authorities of Greece relating to tax years 1993-2000. We are currently in the process of filing appeals of these assessments, the outcome of which is currently uncertain. The purchase agreement between our founding airlines and WTI provides that each of our founding airlines will severally indemnify WTI on a net after-tax basis from and against any of our taxes related to periods prior to WTI’s acquisition of us. We have informed our founding airlines of the receipt of these assessments and the indemnity obligation of our founding airlines under the purchase agreement relating to WTI’s acquisition of us. Because of this indemnity, we believe that amounts paid, if any, to settle this assessment will be reimbursed by our founding airlines and will not have an impact upon our business, financial condition or results of operations.

In January 2004, we received notice of a class action suit filed in the U.S. District Court for the District of Minnesota in which Worldspan initially was one of the named defendants and which alleges violations of various laws relating to privacy. These allegations arise from disclosures by Northwest of passenger data to a U.S. government agency, a series of events that transpired in 2001 or 2002. We informed our founding airlines of the filing of this suit and their indemnity obligation under the purchase agreement relating to WTI’s acquisition of us. An amended and consolidated class action lawsuit was refiled in March 2004 in this case, and we are no longer a named defendant in the matter.  Due to this refiling, the indemnity and our analysis of the facts and the law in the case, we believe that any amounts that we are obligated to pay in this matter will not have a material impact upon our business, financial condition or results of operations.

We are involved in various other litigation proceedings as both plaintiff and defendant. In the opinion of our management, none of these other litigation matters, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 17, 2004, we entered into a series of restricted stock subscription agreements under which our executive officers purchased an aggregate of 1,587,499 shares of Worldspan Technologies Inc. (“WTI”) Class A Common Stock at a price of approximately $0.3194 per share, for an aggregate purchase price of $506,648.62.  These securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

On March 26, 2004, we entered into a stock subscription agreement under which one of our officers purchased 100,512 shares of WTI Class A Common Stock and 367.922 shares of WTI Series A Preferred Stock, for an aggregate purchase price of $400,000. Also on March 26, 2004, we entered into a stock subscription agreement in connection with the exercise by one of our executive officers of his option to purchase 125,640 shares of WTI Class A Common Stock and 459.902 shares of WTI Series A Preferred Stock for an aggregate purchase price of $534,106.21. Both of these sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 promulgated thereunder.

ITEM 5.  OTHER INFORMATION

On March 30, 2004, Worldspan Technologies Inc. (formerly Travel Transaction Processing Corporation), which owns all of our general and limited partnership interests, filed a registration statement with the U.S. Securities and Exchange Commission relating to the initial public offering of its shares of Common Stock, par value $.01 per share. The registration statement relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

On May 5, 2004,  we announced that we had been informed by Expedia that it intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.76	First Amendment to Delta Founder Airline Services Agreement, dated as of March 26, 2004, by and between Delta Air Lines, Inc. and Worldspan, L.P.
10.77	First Amendment to Northwest Founder Airline Services Agreement, dated as of May 10, 2004, by and between Northwest Airlines, Inc. and Worldspan, L.P.
10.78	Amendment No. 9 to the CRS Marketing, Services and Development Agreement dated as of March 11, 2004, between Worldspan, L.P. and Expedia, Inc.(1)***
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2004.

***  Confidential treatment requested.

Reports on Form 8-K:

Form 8-K filed January 6, 2004 pursuant to Item 5 in connection with our entry into Amendment 2 to the Worldspan Asset Management Offering Agreement, dated as of December 24, 2003, among the Company, International Business Machines Corporation (“IBM”) and IBM Credit LLC (“IBM Credit”).

Form 8-K filed January 21, 2004 pursuant to Item 5 in connection with our entry into an Office Lease Agreement, dated as of January 16, 2004, between 300 Galleria Parkway Associates and the Company.

Form 8-K filed January 27, 2004 pursuant to Item 5 in connection with our issuance of a Press Release on January 26, 2004 announcing that we were extending the exchange offer for our outstanding 9 5/8% Senior Notes due 2011 until 5 p.m. Eastern Standard Time on January 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPAN, L.P.

May 13, 2004		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President & Chief Executive Officer and Director (principal executive officer)

May 13, 2004		/s/ Michael S. Wood
DATE	By:	Michael S. Wood
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)