Form 10-Q/A
period 2004-03-31
WORLDSPAN L P
filed 2004-05-19
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed by Worldspan, L.P. on May 13, 2004, is being filed solely to correct a clerical error in the “Comprehensive income” line item of the Condensed Consolidated Statements of Partners’ Capital.  The “Comprensive income” line item has been amended to report the dollar amount in the column titled “Total” instead of the column titled “Partners' Capital.”

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.76	First Amendment to Delta Founder Airline Services Agreement, dated as of March 26, 2004, by and between Delta Air Lines, Inc. and Worldspan, L.P.†
10.77	First Amendment to Northwest Founder Airline Services Agreement, dated as of May 10, 2004, by and between Northwest Airlines, Inc. and Worldspan, L.P.†
10.78	Amendment No. 9 to the CRS Marketing, Services and Development Agreement dated as of March 11, 2004, between Worldspan, L.P. and Expedia, Inc.(1)***
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2004.

(†)  The exhibit was included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 13, 2004.

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

WORLDSPAN, L.P.

May 19, 2004		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President & Chief Executive Officer and Director (principal executive officer)

May 19, 2004		/s/ Michael S. Wood
DATE	By:	Michael S. Wood
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)