Form 10-Q
period 2004-06-30
WORLDSPAN L P
filed 2004-08-10
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

☐                                    Yes                            ☒                                    No

As of August 10, 2004, Registrant’s parent had outstanding 29,661,533 shares of Common Stock and 3,929,288 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(Unaudited) (dollars in thousands)

	Successor Basis
	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$73,458	$43,746
Trade accounts receivable, net	128,258	103,122
Prepaid expenses and other current assets	14,721	23,629
Total current assets	216,437	170,497
Property and equipment, net	130,116	120,510
Deferred charges	36,463	33,544
Debt issuance costs, net	11,729	13,626
Supplier and agency relationships, net	287,886	304,752
Developed technology, net	219,539	228,322
Trade name	72,142	72,142
Goodwill	116,048	109,740
Other intangible assets, net	33,318	34,722
Investments	6,063	6,377
Other long-term assets	21,570	25,263
Total assets	$1,151,311	$1,119,495

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$11,212	$19,675
Accrued expenses	175,043	144,415
Current portion of capital lease obligations	19,471	16,136
Current portion of long-term debt	10,364	8,000
Total current liabilities	216,090	188,226
Long-term portion of capital lease obligations	61,884	55,002
Long-term debt	344,380	385,000
Pension and postretirement benefits	65,113	68,405
Other long-term liabilities	11,689	6,310
Total liabilities	699,156	702,943
Commitments and contingencies
Partners’ capital	452,155	416,552
Total liabilities and Partners’ capital	$1,151,311	$1,119,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(Unaudited) (dollars in thousands)

	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months Ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Revenues
Electronic travel distribution
Third party	$232,487	$137,696	$465,026	$272,968
Related party	—	70,293	—	141,965
Information technology services
Third party	16,317	3,088	32,309	6,572
Related party	—	22,050	—	45,967
Total revenues	248,804	233,127	497,335	467,472
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	173,416	171,617	343,754	334,469
Developed technology amortization	5,508	3,397	11,015	7,359
Total cost of revenues	178,924	175,014	354,769	341,828
Selling, general and administrative	29,632	35,863	65,792	76,141
Amortization of intangible assets	9,135	—	18,270	—
Total operating expenses	217,691	210,877	438,831	417,969
Operating income	31,113	22,250	58,504	49,503
Other Income (Expense)
Interest income	86	150	186	401
Interest expense	(10,046)	(1,388)	(20,840)	(2,756)
Equity in earnings of investee	107	127	57	130
Change-in-control expense	—	(17,259)	—	(17,259)
Other, net	326	(681)	61	(1,461)
Total other expense, net	(9,527)	(19,051)	(20,536)	(20,945)
Income before provision for income taxes	21,586	3,199	37,968	28,558
Income tax expense	73	87	302	144
Net income	$21,513	$3,112	$37,666	$28,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Partners’ Capital

(Unaudited) (dollars in thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total

Successor Basis
Balance at December 31, 2003	$416,127	$425	$416,552
Comprehensive income:
Net income	37,666	—	37,666
Unrealized holding loss on investment	—	(366)	(366)
Comprehensive income:			37,300
Distribution to WTI	(3,464)	—	(3,464)
Stock-based compensation	1,767	—	1,767
Balance at June 30, 2004	$452,096	$59	$452,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (dollars in thousands)

	Successor Basis	Predecessor Basis
	Six months ended June 30, 2004	Six months ended June 30, 2003

Cash flows from operating activities:
Net income	$37,666	$28,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,084	32,322
Amortization of debt issuance costs	1,899	—
Stock-based compensation	1,767	—
Equity in earnings of investee	(57)	(130)
Loss on disposal of property and equipment, net	584	1,010
Other	—	300
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25,136)	(17,075)
Related party accounts receivable, net	—	(3,396)
Prepaid expenses and other current assets	8,908	5,412
Deferred charges	(2,919)	1,945
Other long-term assets	159	(16,840)
Accounts payable	(8,463)	640
Accrued expenses	29,092	6,330
Pension and postretirement benefits	(3,292)	3,203
Other long-term liabilities	(880)	(1,112)
Net cash provided by operating activities	90,412	41,023
Cash flows from investing activities:
Purchase of property and equipment	(7,359)	(4,236)
Proceeds from sale of property and equipment	92	396
Capitalized software for internal use	(744)	(1,367)
Net cash used in investing activities	(8,011)	(5,207)
Cash flows from financing activities:
Distributions to founding airlines	—	(110,000)
Distributions to WTI	(3,464)	—
Principal payments on capital leases	(10,969)	(13,986)
Principal payments on debt	(38,256)	—
Net cash used in financing activities	(52,689)	(123,986)
Net increase (decrease) in cash and cash equivalents	29,712	(88,170)
Cash and cash equivalents at beginning of period	43,746	132,101
Cash and cash equivalents at end of period	$73,458	$43,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (dollars in thousands)

1.  Accounting Policies

Nature of Business.  Worldspan, L.P. (the “Partnership”) is a Delaware limited partnership formed in 1990. On June 30, 2003, Worldspan Technologies Inc. (“WTI”), formerly named Travel Transaction Processing Corporation, formed by Citigroup Venture Capital Equity Partners, L.P. (“CVC”) and Ontario Teachers’ Pension Plan Board (“OTPP”), indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta Air Lines, Inc. (“Delta”), Northwest Airlines, Inc. (“Northwest”) and American Airlines, Inc. (“American”) (the “Acquisition”). WTI owns all of the general partnership interests in the Partnership. WS Holdings LLC (“WS Holdings”), which is owned by WTI, is the sole limited partner of the Partnership, owning all of the limited partnership interests. Prior to the Acquisition, Delta, Northwest and American (collectively, the Partnership’s “founding airlines”) owned, through affiliates, approximately 40%, 34% and 26%, respectively, of the general partnership interests in the Partnership. NEWCRS Limited, Inc. (“NEWCRS”), which was owned by the founding airlines, owned all of the limited partnership interests. American acquired its interest in the Partnership as part of its acquisition of substantially all of the assets of Trans World Airlines, Inc. (“TWA”) in April 2001.

The Partnership provides information, reservations, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system (“GDS”) and provides subscribers with access to and use of this GDS. The Partnership also charges Delta, Northwest and others for the use of the GDS.

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004. Our quarterly financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

The consolidated financial statements present the Partnership for the three and six months ended June 30, 2004 (“successor basis” reflecting the Acquisition and associated basis) and the three and six months ended June 30, 2003 (“predecessor basis” for the period of Delta’s, Northwest’s and American’s ownership of the Partnership and associated basis).

In accordance with the requirements of purchase accounting, the assets and liabilities of the Partnership were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition (see Note 2). The application of purchase accounting generally results in higher depreciation and amortization expense in periods following an acquisition. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period prior to the Acquisition are not comparable with those periods subsequent to the Acquisition.

Stock-Based Compensation.  Under the WTI stock incentive plan, WTI offers restricted shares of its Common Stock and grants options to purchase shares of its Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation. WTI values stock options based upon a binomial option-pricing model. As the WTI options and restricted shares of WTI Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners’ capital.

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

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose and not replace the transactions generated by any significant travel agencies, its business, financial condition and results of operations could be adversely affected. For the six months ended June 30, 2004 and 2003, one subscriber generated transactions in our electronic travel distribution segment which resulted in revenue of approximately $125,944 and $89,322 respectively. These amounts represented 25% and 19% of total operating revenues for the six months ended June 30, 2004 and 2003, respectively.

Furthermore, the Partnership charges associates for electronic travel distribution services and information technology services. Revenues generated by two associates for the six months ended June 30, 2004 and 2003 were $137,121 and $152,506, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 28% of total operating revenues for the six months ended June 30, 2004 and 33% of total operating revenues for the six months ended June 30, 2003. At June 30, 2004 and December 31, 2003, accounts receivable from these same two associates was approximately $36,827 and $32,704, respectively.

The Partnership maintained an allowance for doubtful accounts of approximately $16,166 and $15,530 at June 30, 2004 and December 31, 2003, respectively.

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

The $116,048 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of the Partnership was recorded as goodwill. As all income or losses of the Partnership are allocated to WTI and WS Holdings for inclusion in their respective income tax returns, none of the goodwill is expected to be tax deductible by the Partnership. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the transaction date. The following represents the allocation of the purchase price that was pushed down to the Partnership at the time of the acquisition:

Current assets	$178,756
Property and equipment	129,504
Deferred charges	33,975
Other long-term assets	59,901
Goodwill	116,048
Other identifiable intangibles	666,723
Current liabilities	(203,085)
Pension and postretirement benefits	(64,067)
Long-term portion of capital lease obligations	(62,640)
Other long-term liabilities	(17,349)
Allocated purchase price	$837,766

The $116,048 of goodwill was allocated as follows: $102,189 to the electronic travel distribution segment and $13,859 to the information technology services segment.

Other identifiable intangibles acquired consist of the following:

Asset	Fair Value	Estimated Useful Life

Supplier and agency relationships	$321,618	8-11 years
Information technology services contracts	36,126	5-15 years
Developed technology	236,837	11 years
Trade name	72,142	Indefinite

The weighted average life of acquired identifiable intangibles, subject to amortization, is approximately nine years. Goodwill and trade name are not amortized but will be tested for impairment on an annual basis or at an interim date if indicators of impairment exist.

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

Predecessor Basis
Six months ended June 30, 2003

Revenues	$450,805
Net loss	$(12,357)

3.  Debt

In conjunction with the Acquisition, the Partnership issued and sold $280,000 aggregate principal amount of 9 5/8% Senior Notes due 2011 (“Senior Notes”) and borrowed $125,000 under the term loan facility portion of a senior credit facility due 2007 (“Term Loan”). The senior credit facility also provides for a four-year revolving credit facility of up to $50,000 in revolving credit loans and letters of credit. The Senior Notes are effectively subordinated to the Term Loan, which is secured by substantially all of the assets of the issuers and the guarantors of the Senior Notes. The interest rate applicable to borrowings under the Term Loan is based on the LIBOR rate, or, at the Partnership’s option, the higher of several other common indices. At June 30, 2004, the interest rate on the Term Loan was 5.12%. The Partnership is required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the Term Loan.

Debt covenants require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership.

Long-term debt consisted of the following:

Successor Basis June 30, 2004

Senior Notes	$280,000
Term Loan	74,744
354,744
Less current portion of long-term debt	10,364
Long-term debt, excluding current portion	$344,380

During 2004, the Partnership paid $38,256 in principal on the Term Loan, of which $3,256 was scheduled principal payments.

4.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension benefits		Pension benefits
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months Ended June 30, 2004	Three months Ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Service cost	$—	$2,741	$—	$5,483
Interest cost	2,762	3,031	5,524	6,061
Expected return on plan assets	(3,389)	(3,530)	(6,778)	(7,061)
Amortization of transition obligation	—	43	—	86
Amortization of prior service cost	—	29	—	59
Recognized net actuarial loss	—	107	—	214
Net periodic benefit (income) expense	$(627)	$2,421	$(1,254)	$4,842

	Postretirement benefits		Postretirement benefits
	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months Ended June 30, 2004	Three months Ended June 30, 2003	Six months ended June 30, 2004	Six months Ended June 30, 2003

Service cost	$82	$476	$164	$955
Interest cost	418	840	836	1,681
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	(212)	—	(425)
Recognized net actuarial loss	—	114	—	228
Net periodic benefit expense	$500	$1,218	$1,000	$2,439

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Partnership elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Partnership’s accumulated postretirement benefit obligation and net postretirement health care costs included in the condensed consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plan. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. The Partnership will adopt FSP 106-2 during the third quarter of 2004. The Partnership is evaluating the effect the adoption of FSP 106-2 will have on its financial position and results of operations.

5.  Other Significant Events

During the first quarter of 2004, the Partnership announced a workforce reduction. This reduction was the result of improved organizational efficiency and the outsourcing of programming for certain applications. The total charge recorded for this workforce reduction, which affected approximately 125 employees, was $1,290, all of which was for severance and benefits. This amount is included in “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations. The $1,290 charge included $960 for the electronic travel distribution segment and $330 for the information technology services segment.  At June 30, 2004, the remaining liability associated with this workforce reduction was $146.

On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.

6.  Contingencies

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

7.  Business Segment Information

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

	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Revenues
Electronic travel distribution	$232,487	$207,989	$465,026	$414,933
Information technology services	16,317	25,138	32,309	52,539
Total revenues	$248,804	$233,127	$497,335	$467,472
Operating income
Electronic travel distribution	$38,158	$21,068	$74,691	$45,803
Information technology services	(7,045)	1,182	(16,187)	3,700
Total operating income	$31,113	$22,250	$58,504	$49,503
Depreciation and amortization
Electronic travel distribution	$22,743	$12,665	$43,226	$26,701
Information technology services	3,278	2,511	7,858	5,621
Total depreciation and amortization	$26,021	$15,176	$51,084	$32,322
Geographic areas
Total revenues
United States	$210,949	$204,401	$424,156	$406,854
Foreign	37,855	28,726	73,179	60,618
Total	$248,804	$233,127	$497,335	$467,472
Long-lived assets
United States	$902,970	$173,362	$902,970	$173,362
Foreign	31,904	31,772	31,904	31,772
Total	$934,874	$205,134	$934,874	$205,134

8.  Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheets

as of June 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$71,610	$1,848	$—	$73,458
Trade accounts receivable, net	125,622	2,636	—	128,258
Prepaid expenses and other current assets	11,542	3,179	—	14,721
Total current assets	208,774	7,663	—	216,437
Property and equipment, net	123,483	6,633	—	130,116
Deferred charges	19,632	16,831	—	36,463
Debt issuance costs	11,729	—	—	11,729
Goodwill	116,048	—	—	116,048
Other intangible assets, net	612,885	—	—	612,885
Investments	4,750	1,313	—	6,063
Investments in subsidiaries	15,637	—	(15,637)	—
Other long-term assets	14,443	7,127	—	21,570
Total assets	$1,127,381	$39,567	$(15,637)	$1,151,311

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$9,281	$1,931	$—	$11,212
Intercompany accounts payable (receivable)	6,279	(6,279)	—	—
Accrued expenses	146,712	28,331	—	175,043
Current portion of capital lease obligations	19,471	—	—	19,471
Current portion of long-term debt	10,364	—	—	10,364
Total current liabilities	192,107	23,983	—	216,090
Long-term portion of capital lease obligations	61,884	—	—	61,884
Long-term debt	344,380	—	—	344,380
Pension and postretirement benefits	65,155	(42)	—	65,113
Other long-term liabilities	11,700	(11)	—	11,689
Total liabilities	675,226	23,930	—	699,156
Commitments and contingencies
Partners’ capital	452,155	15,637	(15,637)	452,155
Total liabilities and Partners’ capital	$1,127,381	$39,567	$(15,637)	$1,151,311

Condensed Consolidating Balance Sheets

as of December 31, 2003

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$41,615	$2,131	$—	$43,746
Trade accounts receivable, net	100,593	2,529	—	103,122
Prepaid expenses and other current assets	21,422	2,207	—	23,629
Total current assets	163,630	6,867	—	170,497
Property and equipment, net	113,321	7,189	—	120,510
Deferred charges	17,472	16,072	—	33,544
Debt issuance costs, net	13,626	—	—	13,626
Goodwill	109,740	—	—	109,740
Other intangible assets, net	639,938	—	—	639,938
Investments	5,064	1,313	—	6,377
Investments in subsidiaries	7,845	—	(7,845)	—
Other long-term assets	18,472	6,791	—	25,263
Total assets	$1,089,108	$38,232	$(7,845)	$1,119,495

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$16,933	$2,742	$—	$19,675
Intercompany accounts payable (receivable)	(1,226)	1,226	—	—
Accrued expenses	117,944	26,471	—	144,415
Current portion of capital lease obligations	16,136	—	—	16,136
Current portion of long-term debt	8,000	—	—	8,000
Total current liabilities	157,787	30,439	—	188,226
Long-term portion of capital lease obligations	55,002	—	—	55,002
Long-term debt	385,000	—	—	385,000
Pension and postretirement benefits	68,439	(34)	—	68,405
Other long-term liabilities	6,328	(18)	—	6,310
Total liabilities	672,556	30,387	—	702,943
Commitments and contingencies
Partners’ capital	416,552	7,845	(7,845)	416,552
Total liabilities and Partners’ capital	$1,089,108	$38,232	$(7,845)	$1,119,495

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$210,949	$37,855	$—	$248,804
Operating expenses	185,031	32,660	—	217,691
Operating income	25,918	5,195	—	31,113
Other income (expense)
Interest income	83	3	—	86
Interest expense	(10,046)	—	—	(10,046)
Equity in earnings of investee	107	—	—	107
Income from subsidiaries	5,471	—	(5,471)	—
Other, net	(20)	346	—	326
Total other (expense) income, net	(4,405)	349	(5,471)	(9,527)
Income before income taxes	21,513	5,544	(5,471)	21,586
Income tax expense	—	73	—	73
Net income	$21,513	$5,471	$(5,471)	$21,513

Condensed Consolidating Statements of Operations

for the Three Months Ended June 30, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$204,401	$28,726	$—	$233,127
Operating expenses	177,672	33,205	—	210,877
Operating income (loss)	26,729	(4,479)	—	22,250
Other income (expense)
Interest income	133	17	—	150
Interest expense	(1,388)	—	—	(1,388)
Equity in earnings of investee	127	—	—	127
Loss from subsidiaries	(4,116)	—	4,116	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,114)	433	—	(681)
Total other (expense) income, net	(23,617)	450	4,116	(19,051)
Income (loss) before income taxes	3,112	(4,029)	4,116	3,199
Income tax expense	—	87	—	87
Net income (loss)	$3,112	$(4,116)	$4,116	$3,112

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$424,156	$73,179	$—	$497,335
Operating expenses	372,861	65,970	—	438,831
Operating income	51,295	7,209	—	58,504
Other income (expense)
Interest income	128	58	—	186
Interest expense	(20,840)	—	—	(20,840)
Equity in earnings of investee	57	—	—	57
Income from subsidiaries	7,050	—	(7,050)	—
Other, net	(27)	88	—	61
Total other (expense) income, net	(13,632)	146	(7,050)	(20,536)
Income before income taxes	37,663	7,355	(7,050)	37,968
Income tax (benefit) expense	(3)	305	—	302
Net income	$37,666	$7,050	$(7,050)	$37,666

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$406,854	$60,618	$—	$467,472
Operating expenses	351,447	66,522	—	417,969
Operating income (loss)	55,407	(5,904)	—	49,503
Other income (expense)
Interest income	360	41	—	401
Interest expense	(2,756)	—	—	(2,756)
Equity in earnings of investee	130	—	—	130
Loss from subsidiaries	(5,632)	—	5,632	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,836)	375	—	(1,461)
Total other (expense) income, net	(26,993)	416	5,632	(20,945)
Income (loss) before income taxes	28,414	(5,488)	5,632	28,558
Income tax expense	—	144	—	144
Net income (loss)	$28,414	$(5,632)	$5,632	$28,414

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$96,753	$(6,341)	$—	$90,412
Cash flows from investing activities:
Purchase of property and equipment	(5,614)	(1,745)	—	(7,359)
Proceeds from sale of property and equipment	82	10	—	92
Capitalized software for internal use	(744)	—	—	(744)
Investments in subsidiaries	(7,793)	—	7,793	—
Net cash used in investing activities	(14,069)	(1,735)	7,793	(8,011)
Cash flows from financing activities:
Distribution to WTI	(3,464)	—	—	(3,464)
Principal payments on capital leases	(10,969)	—	—	(10,969)
Principal payments on debt	(38,256)	—	—	(38,256)
Contributions to subsidiaries	—	7,793	(7,793)	—
Net cash (used in) provided by financing activities	(52,689)	7,793	(7,793)	(52,689)
Net increase (decrease) in cash and cash equivalents	29,995	(283)	—	29,712
Cash and cash equivalents at beginning of year	41,615	2,131	—	43,746
Cash and cash equivalents at end of year	$71,610	$1,848	$—	$73,458

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$44,815	$(3,792)	$—	$41,023
Cash flows from investing activities:
Purchase of property and equipment	(2,102)	(2,134)	—	(4,236)
Proceeds from sale of property and equipment	396	—	—	396
Capitalized software for internal use	(1,367)	—	—	(1,367)
Investments in subsidiaries	(55)	—	55	—
Net cash used in investing activities	(3,128)	(2,134)	55	(5,207)
Cash flows from financing activities:
Distribution to founding airlines	(110,000)	—	—	(110,000)
Principal payments on capital leases	(13,986)	—	—	(13,986)
Contributions to subsidiaries	—	55	(55)	—
Net cash (used in) provided by financing activities	(123,986)	55	(55)	(123,986)
Net decrease in cash and cash equivalents	(82,299)	(5,871)	—	(88,170)
Cash and cash equivalents at beginning of period	125,140	6,961	—	132,101
Cash and cash equivalents at end of period	$42,841	$1,090	$—	$43,931

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods prior to July 1, 2003 does not reflect the significant impact that the Acquisition has had and will have on us, including increased leverage and increased liquidity requirements. References to “WTI” refer to Worldspan Technologies Inc.  References to the “company” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, through its wholly-owned subsidiaries, of the general partnership interests and limited partnership interest of Worldspan, L.P. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

In accordance with the requirements of purchase accounting, the assets and liabilities of the Company were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition.  The application of purchase accounting generally results in higher depreciation and amortization expense in periods following an acquisition.  Accordingly, and because of other effects of purchase accounting, the results discussed for the three and six months ended June 30, 2004 are not comparable with the three and six months ended June 30, 2003.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed 64% of all global distribution system, or GDS, online air transactions during the twelve months ended June 30, 2004. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for 31% of GDS air transactions and over 67% of online GDS air transactions processed during the twelve months ended June 30, 2004. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the twelve months ended June 30, 2004, we processed approximately 201 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Our business is highly dependent upon the air travel industry. During the first half of 2003, travel booking volumes were significantly depressed industry wide, affected primarily by the war and on-going conflict in Iraq and concerns over severe acute respiratory syndrome, or SARS. Our leading position in processing online travel transactions provided for growth in our business during the second half of 2003. The recovery that we saw in travel transactions beginning late in the second quarter of 2003 continued during the later part of the year, particularly for our online business. Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to the difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in airline travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the decrease in the number of total transactions since the beginning of 2001. Total transactions for the six months ended June 30, 2004, including airline and hospitality and destination services, were up 8.4% compared to the same period in 2003.

As a result of the market conditions and industry pressures described above, we took steps to reduce our operating expenses. For example, effective December 31, 2003, we froze all further benefit accruals under our defined benefit pension plan. In addition, we restructured our medical benefits in the first quarter of 2004 by increasing employee contributions and co-pays, implementing charges for working spouses, consolidating and changing providers, and eliminating medical benefits for future retirees, except for a limited grandfathered group of employees. We anticipate that these changes to our employee benefits will result in cost savings in 2004. During the first quarter of 2004, we also renegotiated our network and communication contracts with our primary providers. We anticipate that these new agreements will result in reduced telecommunication charges during 2004. We have also recently renegotiated our technology agreement with IBM and our headquarters office lease, which we expect to reduce our costs, as well. Each of these steps has started to generate cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by future changes in healthcare and technology costs and usage, which we are unable to predict.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 52% and 54% of our total revenues for the twelve months ended June 30, 2004 and December 31, 2003, respectively, while our top ten largest airline relationships represented an aggregate of approximately 64% and 66% of our total revenues for the twelve months ended June 30, 2004 and December 31, 2003, respectively. Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 45% of our total transactions during the twelve months ended June 30, 2004. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

Supplier Content and Transaction Fees

During the five-year period ending December 31, 2003, we increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines. For instance, we have recently entered into fare content agreements with Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to these agreements, each airline has agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 (with respect to the other contracted airlines). Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these fare content agreements will provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines which we expect will reduce our revenues.

Channel Shift

An increasing number of travel transactions are being made online. During the twelve months ended June 30, 2004, airline transactions generated through online travel agencies accounted for approximately 29% of all airline transactions in the United States processed by a GDS, up from approximately 28% in 2003, approximately 23% in 2002 and approximately 17% in 2001. Between 2001 and 2003, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 24.3%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to another GDS provider, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

Since 2001, the combination of channel shift, declines in the global economy, terrorist actions and threats, wars in Afghanistan and Iraq, and health concerns over SARS has resulted in annual declines in transactions generated by traditional travel agencies. As a result of these declines, we have completed restructuring activities in 2001, 2002, 2003, and 2004 which have largely been focused on reducing the operating costs associated with servicing traditional travel agencies in areas such as labor, network, agency hardware, and advertising.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. For example, Expedia has announced that it intends to move a portion of its transactions to another GDS provider. In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of June 30, 2004 was $30.8 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with Sabre, we will further assess the impact, if any, on our overall financial condition as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS.

Although we currently continue to operate under these agreements, it is uncertain as to whether or not these and our other major online travel agencies will attempt to terminate their respective agreements with us or otherwise move business to another GDS in the future. With this uncertainty, we cannot reliably forecast the volume of such transactions and may experience transaction volume decreases that result in a material adverse effect on our financial condition and operating results.

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $108.3 million to each of Delta and Northwest as of June 30, 2004, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In connection with a proposed initial public offering by WTI of shares of its common stock, we recently entered into amendments of our FASAs with Delta and Northwest to provide that the FASA credits will terminate upon the closing of an initial public offering of WTI’s common stock with gross proceeds above $200 million on or before September 30, 2004, in exchange for a one-time payment from us to each of Delta and Northwest of approximately $77 million. The one-time payments would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods. On June 29, 2004, WTI announced that it had elected to postpone the previously announced offering.  The FASA credits are described in additional detail under the heading “Liquidity and Capital Resources.”

Impacts of the Acquisition

We were initially founded by Delta, Northwest and TWA. Although we were owned by Delta, Northwest and American (as successor of TWA) since our inception until the Acquisition, we operated as an autonomous entity during that time. The expenses reflected in our historical financial statements do not reflect any allocation of overhead costs incurred by our founding airlines. For the periods following the Acquisition, our expenses changed as a result of the purchase accounting treatment of the Acquisition and the costs associated with financing the Acquisition. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values, and any excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased. In addition, for the periods following the Acquisition, our revenues have been affected by the accounting treatment of our obligation to provide FASA credits and make FASA credit payments under the FASAs with Delta and Northwest. These payments are accounted for as a reduction to our gross information technology services revenues.

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

Our costs and expenses consist of the cost of electronic travel distribution and information technology services revenues, selling, general and administrative expenses and depreciation and amortization:

•                  Cost of electronic travel distribution revenues consists primarily of inducements paid to travel agencies, technology development and operations personnel, software costs, network costs, hardware leases, maintenance of computer and network hardware, the data center building, help desk and other travel agency support headcount. As our transactions from online travel agencies increase as a percent of our total transactions, we incur additional inducement and technology costs due to the average inducement paid to our large on-line customers typically exceeding the average inducement that we pay to traditional travel agencies and due to a higher volume of messages processed per transaction in the online channel compared to traditional travel agency transactions. Cost of information technology services revenues consists primarily of technology development and operations personnel, software costs, network costs, hardware leases, depreciation of computer hardware and the data center building, amortization of capitalized software and maintenance of computer and network hardware.

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

Results of Operations

The following table shows information derived from our consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 expressed as a percentage of revenue for the periods presented.

	Successor Basis	Predecessor Basis	Successor Basis	Predecessor Basis
	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Revenues:
Electronic travel distribution	93.4%	89.2%	93.5%	88.8%
Information technology services	6.6	10.8	6.5	11.2
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	69.7	73.6	69.1	71.5
Developed technology amortization	2.2	1.5	2.2	1.6
Total cost of revenues	71.9	75.1	71.3	73.1
Selling, general and administrative expenses	11.9	15.4	13.2	16.3
Amortization of intangible assets	3.7	—	3.7	—
Total operating expenses	87.5	90.5	88.2	89.4
Operating income	12.5	9.5	11.8	10.6
Total other expense, net	(3.8)	(8.2)	(4.1)	(4.5)
Income before provision for income taxes	8.7	1.3	7.7	6.1
Income tax expense	—	—	0.1	—
Net income	8.7%	1.3%	7.6%	6.1%

Comparison of Three Months Ended June 30, 2004 and June 30, 2003

Revenues

Total revenues were $248.8 million for the three months ended June 30, 2004, a $15.7 million or 6.7% increase from the three months ended June 30, 2003 revenues of $233.1 million. This increase was primarily attributable to higher average fees per transaction and an increase in the volume of transactions processed during the second quarter of 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues were $232.5 million for the three months ended June 30, 2004, a $24.5 million or 11.8% increase from the three months ended June 30, 2003 revenues of $208.0 million. The increase in revenues was largely attributable to a 4.8% higher average fee per transaction coupled with a 1.7 million or 3.9% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 3.0% higher average fee per transaction coupled with a 0.6 million or 12.4% increase in the volume of car and hotel transactions processed.

Information technology services revenues were $16.3 million for the three months ended June 30, 2004, an $8.8 million or 35.1% decrease from the three months ended June 30, 2003 revenues of $25.1 million. The decrease was primarily driven by $8.3 million of FASA credits, which are provided under the terms of the FASAs, and a reduction in certain operating expenses which are passed through to customers on a cost-plus basis.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $173.4 million for the three months ended June 30, 2004, a $1.8 million increase from the three months ended June 30, 2003 cost of revenues of $171.6 million. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 69.7% for the three months ended June 30, 2004 compared to 73.6% for the three months ended June 30, 2003.  This decrease was primarily driven by lower employee costs, network costs, software expenses and depreciation on hardware provided to traditional travel agencies, partially offset by higher inducements paid to travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization was $151.9 million for the three months ended June 30, 2004, a $3.0 million or 2.0% increase from the three months ended June 30, 2003 cost of electronic travel distribution revenues excluding developed technology amortization of $148.9 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues decreased to 61.1% for the three months ended June 30, 2004 compared to 63.9% for the three months ended June 30, 2003. This decrease was primarily driven by a 20.7% decline in employee costs, a 27.7% reduction in network and communication charges, a 36.3% decrease in software costs and a 12.5% reduction in depreciation, principally on hardware provided to traditional travel agencies, which was partially offset by a 26.1% increase in inducements paid to travel agencies. Employee costs declined as a result of the April 2003 workforce reductions.  In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003. We also froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during the three months ended June 30, 2004. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the three months ended June 30, 2004.  Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.  Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions.

Cost of information technology services revenues excluding developed technology amortization was $21.5 million or 8.7% of total revenues for the three months ended June 30, 2004, a $1.2 million or 5.3% decrease from the three months ended June 30, 2003 cost of information technology revenues excluding developed technology amortization of $22.7 million or 9.7% of total revenues. This decrease was primarily driven by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization was $5.5 million or 2.2% of total revenues for the three months ended June 30, 2004, a $2.1 million or 62.1% increase from the three months ended June 30, 2003 developed technology amortization of $3.4 million or 1.5% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.6 million or 11.9% of total revenues for the three months ended June 30, 2004, a $6.3 million or 17.5% decrease from the three months ended June 30, 2003 selling, general and administrative expenses of $35.9 million or 15.4% of total revenues. The decrease was primarily driven by a restructuring charge of $4.6 million recorded during the three months ended June 30, 2003, for which there was no corresponding charge during the three months ended June 30, 2004.  The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy.  The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment.  The annual labor costs represented by the employees terminated in the 2003 workforce reduction was approximately $11.1 million.  We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs.

Amortization of Intangible Assets

Amortization of intangible assets was $9.1 million or 3.7% of total revenues for the three months ended June 30, 2004, a $9.1 million increase from the three months ended June 30, 2003. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Operating Income

Operating income was $31.1 million for the three months ended June 30, 2004, an $8.8 million or 39.8% increase from the three months ended June 30, 2003 operating income of $22.3 million. Operating income as a percentage of total revenues increased to 12.6% for the three months ended June 30, 2004 compared to 9.5% in the three months ended June 30, 2003. The increase in operating income primarily resulted from an 11.0% increase in electronic travel distribution revenues, a 20.7% decrease in employee costs, a 27.7% decrease in network costs and a 36.3% decrease in software costs, partially offset by a 26.1% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

Net Interest Expense

Net interest expense was $10.0 million for the three months ended June 30, 2004, a $8.8 million increase from the three months ended June 30, 2003 net interest expense of $1.2 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $0.1 million for the three months ended June 30, 2004, consistent with the three months ended June 30, 2003 income tax expense of $0.1 million. As a limited partnership, we have historically not been subject to federal and state income taxes in the United States.

Net Income

Net income was $21.5 million for the three months ended June 30, 2004, an $18.4 million increase from the three months ended June 30, 2003 net income of $3.1 million. This increase was primarily as a result of a $8.9 million increase in operating income and a $17.3 million change-in-control expense recorded during the three months ended June 30, 2003, for which there was no corresponding charge during the three months ended June 30, 2004.  These amounts were partially offset by an $8.8 million increase in net interest expense associated with the debt issued in connection with the Acquisition.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003

Revenues

Total revenues were $497.3 million for the six months ended June 30, 2004, a $29.8 million or 6.4% increase from the six months ended June 30, 2003 revenues of $467.5 million. This increase was primarily attributable to higher average fees per transaction and an increase in the volume of transactions processed during the first six months of 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues were $465.0 million for the six months ended June 30, 2004, a $50.1 million or 12.1% increase from the six months ended June 30, 2003 revenues of $414.9 million. The increase in revenues was largely attributable to a 4.3% higher average fee per transaction coupled with a 6.3 million or 7.1% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 2.8% higher average fee per transaction coupled with a 1.0 million or 11.1% increase in the volume of car and hotel transactions processed.

Information technology services revenues were $32.3 million for the six months ended June 30, 2004, a $20.2 million or 38.5% decrease from the six months ended June 30, 2003 revenues of $52.5 million. The decrease was primarily driven by $16.7 million of FASA credits, which are provided under the terms of the FASAs, and a reduction in certain operating expenses which are passed through to customers on a cost-plus basis.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $343.8 million for the six months ended June 30, 2004, a $9.3 million increase from the six months ended June 30, 2003 cost of revenues excluding developed technology amortization of $334.5 million. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 69.1% for the six months ended June 30, 2004 compared to 71.5% for the six months ended June 30, 2003.  This decrease was primarily driven by lower employee costs, network costs, software expenses and depreciation on hardware provided to traditional travel agencies, partially offset by higher inducements paid to travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization was $300.8 million for the six months ended June 30, 2004, a $12.7 million or 4.4% increase from the six months ended June 30, 2003 cost of electronic travel distribution revenues excluding developed technology amortization of $288.1 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues decreased to 60.5% for the six months ended June 30, 2004 compared to 61.6% for the six months ended June 30, 2003. This decrease was primarily driven by a 21.5% decline in employee costs, a 23.6% reduction in network and communication charges, a 22.6% decrease in software costs and a 22.8% reduction in depreciation, principally on hardware provided to traditional travel agencies, which was partially offset by a 27.8% increase in inducements paid to travel agencies. Employee costs declined as a result of the April 2003 workforce reductions.  In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003. We also froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during the six months ended June 30, 2004. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the six months ended June 30, 2004.  Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.  Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions.

Cost of information technology services revenues excluding developed technology amortization was $43.0 million or 8.7% of total revenues for the six months ended June 30, 2004, a $3.4 million or 7.3% decrease from the six months ended June 30, 2003 cost of information technology revenues excluding developed technology amortization of $46.4 million or 9.9% of total revenues. This decrease was primarily driven by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization was $11.0 million or 2.2% of total revenues for the six months ended June 30, 2004, a $3.6 million or 48.6% increase from the six months ended June 30, 2003 developed technology amortization of $7.4 million or 1.6% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.8 million or 13.2% of total revenues for the six months ended June 30, 2004, a $10.3 million or 13.5% decrease from the six months ended June 30, 2003 selling, general and administrative expenses of $76.1 million or 16.3% of total revenues. The decrease was driven by a 73.2% reduction in advertising and promotional activities and a restructuring charge of $4.6 million recorded during the six months ended June 30, 2003, an increase of $3.3 million from the restructuring charge of $1.3 recorded during the six months ended June 30, 2004.  The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy.  The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment.  The annual labor costs represented by the employees terminated in the 2003 workforce reduction was approximately $11.1 million.  We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs.

Amortization of Intangible Assets

Amortization of intangible assets was $18.3 million or 3.7% of total revenues for the six months ended June 30, 2004, a $18.3 million increase from the six months ended June 30, 2003. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Operating Income

Operating income was $58.5 million for the six months ended June 30, 2004, a $9.0 million or 18.2% increase from the six months ended June 30, 2003 operating income of $49.5 million. Operating income as a percentage of total revenues increased to 11.8% for the six months ended June 30, 2004 compared to 10.6% in the six months ended June 30, 2003. The increase in operating income primarily resulted from an 11.7% increase in electronic travel distribution revenues, a 21.5% decrease in employee costs, a 23.6% decrease in network costs and a 22.6% decrease in software costs, partially offset by a 27.8% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

Net Interest Expense

Net interest expense was $20.7 million for the six months ended June 30, 2004, an $18.3 million increase from the six months ended June 30, 2003 net interest expense of $2.4 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $0.3 million for the six months ended June 30, 2004, a $0.2 million increase from the six months ended June 30, 2003 income tax expense of $0.1 million. As a limited partnership, we have historically not been subject to federal and state income taxes in the United States.

Net Income

Net income was $37.7 million for the six months ended June 30, 2004, a $9.3 million increase from the six months ended June 30, 2003 net income of $28.4 million. This increase was primarily as a result of a $9.0 million increase in operating income and a $17.3 million change-in-control expense recorded during the six months ended June 30, 2003, for which there was no corresponding charge during the six months ended June 30, 2004.  These amounts were partially offset by an $18.3 million increase in net interest expense associated with the debt issued in connection with the Acquisition.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations and borrowings under our senior credit facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures, make any FASA credit payments and provide working capital. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our future liquidity needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. We have historically generated significant cash flow from operations.  During the fourth quarter of 2003 and the first half of 2004, we used this cash flow to prepay an aggregate of $45.0 million of our term loan in addition to the mandatory repayment schedule.

At June 30, 2004, we had cash and cash equivalents of $73.5 million and working capital of $0.3 million as compared to $43.9 million in cash and cash equivalents and working capital of ($20.1) million at June 30, 2003. The $20.4 million increase in working capital and the $29.6 million increase in cash were primarily the result of increases in net income.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $90.4 million and $41.0 million for the six months ended June 30, 2004 and 2003, respectively. The $49.4 million increase in cash provided by operating activities during the first six months of 2004 as compared to the first six months of 2003 primarily resulted from a $9.3 million increase in net income, a $18.4 million increase for changes in operating assets and liabilities and an increase in non-cash charges of $21.8 million.

We used cash for investing activities of approximately $8.0 million and $5.2 million in the six months ended June 30, 2004 and 2003, respectively. The increase in cash used for investing activities during the first six months of 2004 as compared to the first six months of 2003 primarily resulted from increased purchases of computer hardware.

We used cash for financing activities of approximately $52.7 million and $124.0 million in the six months ended June 30, 2004 and 2003, respectively. The decrease in cash used for financing activities during the first six months of 2004 as compared to the first six months of 2003 primarily resulted from a $110.0 million decrease in distributions to our founding airlines, partially offset by $38.3 million of payments associated with the senior credit facility.

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

Total cash principal and interest payments related to the $125.0 million borrowed under the term loan facility portion of our senior credit facility were $11.3 million and $1.5 million, respectively, for the three months ended June 30, 2004. The remaining principal payment schedules will require payments over a four-year period for the term loan, totaling to the following principal payments: $2.5 million in 2004, $15.7 million in 2005, $15.7 million in 2006 and $40.8 million in 2007.

The senior credit facility requires us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The minimum fixed charge ratio will be 1.00 to 1.00 until the end of the second quarter of 2005 and will be 1.10 to 1.00 thereafter. The minimum interest coverage ratio will be 2.15 to 1.00 until the end of the second quarter of 2005 and will increase to 3.00 to 1.00 by the end of the term of the senior credit facility. The maximum senior secured leverage ratio will be 1.65 to 1.00 through the second quarter of 2004 and will decrease to 1.00 to 1.00 by the end of the term of the senior credit facility. The maximum total leverage ratio will be 3.85 to 1.00 until the end of the second quarter of 2004 and will decrease to 2.75 to 1.00 by the end of the term of the senior credit facility. In addition, the senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of June 30, 2004, we were in compliance with these covenants.

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

The indenture governing the notes contains certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of June 30, 2004, we were in compliance with these covenants. The indenture also prohibits certain restrictions on distributions from certain subsidiaries.

Depending on capital market conditions, we may elect to repurchase our outstanding Senior Notes in open market purchases or otherwise.

Capital Lease Obligations

We lease equipment and software under capital lease obligations.  As of June 30, 2004, our obligations under capital leases totaled $81.4 million.  The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

Subordinated Notes

As part of the Acquisition, WTI issued to American and Delta subordinated seller notes in the original principal amounts of $39.0 million and $45.0 million, respectively. The subordinated seller notes mature on July 31, 2012; provided that to the extent that any portion of the subordinated seller notes are not prepaid by WTI by June 30, 2011, a 5% premium will be payable by WTI on the outstanding principal amount and accrued and unpaid interest thereon which is prepaid or repaid following June 30, 2011 at the time of such prepayment or repayment. The subordinated seller notes are unsecured obligations of WTI, are not our debt obligations and are contractually and structurally subordinated to our senior notes and our senior credit facility and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American bears interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bears interest at an annual rate equal to 10.0%. So long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility, the indenture governing our senior notes and other permitted senior debt and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, WTI will pay interest equal to 5% of the then outstanding principal amount of the subordinated seller notes in cash, with the remaining interest payable in cash or in kind at WTI’s option. During a default under our senior credit facility, the indenture governing our senior notes and/or other permitted senior debt, WTI will be permitted to pay all interest on the subordinated seller notes in kind. While the subordinated seller notes are not our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility and the indenture governing our senior notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the subordinated seller notes. During the six months ended June 30, 2004, we distributed $2.2 million to WTI for this purpose.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of approximately $108.3 million to each of Delta and Northwest as of June 30, 2004, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In connection with a proposed initial public offering by WTI of shares of its common stock, we recently entered into amendments of our FASAs with Delta and Northwest to provide that the FASA credits will terminate upon the closing of an initial public offering of WTI’s common stock with gross proceeds above $200 million on or before September 30, 2004, in exchange for a one-time payment from us to each of Delta and Northwest of approximately $77 million. The one-time payments would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods. On June 29, 2004, WTI announced that it had elected to postpone the previously announced offering.

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

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $29.3 million for the six months ended June 30, 2004, an increase of $8.0 million from capital expenditures of $22.8 million for the six months ended June 30, 2003. We have forecasted approximately $54.5 million for capital expenditures in 2004. Of that amount, approximately $19.5 million relates to a significant upgrade of mainframe computer equipment at our data center. The upgraded equipment is expected to be in use through June 2008. The remaining $35.0 million represents normal growth in capacity requirements as well as routine replacement of older equipment.

Contractual Obligations

In March 2004, we entered into an agreement to purchase data network services for our U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for our U.S. and Canadian offices. The minimum commitment over the term of the agreement is $30.0 million

Off-Balance Sheet Arrangements

At June 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the six months ended June 30, 2004 and 2003.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the six months ended June 30, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from June 30, 2004 levels.

Interest Rate Market Risk

Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2004, we had variable rate debt of approximately $74.7 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.7 million. Under the terms of our senior credit facility, we are required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, we have received assessments totaling €39.5 million from the tax authorities of Greece and are in the process of filing appeals.  There have been no material changes to this matter since our last periodic report.

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 28, 2004, WTI filed an amendment to its certificate of incorporation to effect a reverse stock split of each of WTI’s classes of common stock at a ratio of 1 to approximately 2.80.

ITEM 5.  OTHER INFORMATION

Recently, WTI filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of shares of its common stock. WTI indicated in that registration statement that it intended for us to use a portion of the proceeds of the offering to exercise our right under the indenture to redeem up to 35% of the aggregate principal amount of the Senior Notes. WTI also indicated in that registration statement that it intended to use a portion of the proceeds of the offering to redeem the subordinated seller notes and to prepay and terminate the FASA credits payable to Delta and Northwest. On June 29, 2004, WTI announced that it had elected to postpone the proposed offering.

We have filed a registration statement on Form S-1 to register the resale from time to time by an affiliate of CVC of up to $30,000,000 aggregate principal amount of our 9-5/8% Senior Notes due 2011. Under the terms of a registration rights agreement that we, WS Financing Corp. and our subsidiary guarantors entered into with the initial purchasers of our Senior Notes, we were obligated to prepare a registration statement on Form S-1 to register the resale from time to time by an affiliate of CVC of up to $30,000,000 aggregate principal amount of our 9-5/8% Senior Notes due 2011. On August 6, 2004, this registration statement was declared effective by the Securities and Exchange Commission.  We will not receive any of the proceeds from the sale of our Senior Notes by the CVC affiliate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.79	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P. (1)
10.80	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., M. Gregory O’Hara and Worldspan, L.P. (1)
10.81	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and Rakesh Gangwal (1)
10.82	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and M. Gregory O’Hara (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as a like numbered exhibit to our Registration Statement on Form S-1 (File No. 333-115732) and incorporated herein by reference.

Reports on Form 8-K:

Form 8-K filed April 6, 2004 pursuant to Item 5 in connection with our entry, on March 31, 2004, into Amendment 9 to the CRS Marketing, Services and Development Agreement, dated as of March 11, 2004, among the Company and Expedia Inc.

Form 8-K filed May 14, 2004 pursuant to Item 12 in connection with our press release on May 13, 2004 regarding the Company’s financial results for the quarter ended March 31, 2004.

Form 8-K filed May 17, 2004 pursuant to Item 12 in connection with our press release on May 17, 2004 regarding a conference call the Company will be holding to discuss its financial results for the quarter ended March 31, 2004.

Form 8-K filed June 10, 2004 pursuant to Item 5 in connection with the Company’s voluntary prepayment, made on June 10, 2004, of $10,000,000 on the term loan portion of its senior credit facility.

Form 8-K filed June 30, 2004 pursuant to Item 5 in connection with the announcement on June 29, 2004 of Worldspan Technologies Inc. (“WTI”), the parent of Worldspan, L.P., that WTI had elected to postpone the previously announced public offering of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPAN, L.P.

August 10, 2004		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal Chairman, President & Chief Executive Officer and Director (principal executive officer)

August 10, 2004		/s/ Michael S. Wood
DATE	By:	Michael S. Wood Senior Vice President and Chief Financial Officer (principal financial and accounting officer)