Form 10-Q
period 2004-09-30
WORLDSPAN L P
filed 2004-11-08
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

☐                                    Yes                            ☒                                    No

As of November 8, 2004, Registrant’s parent had outstanding 83,037,160 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003

Condensed Consolidated Statements of Partners’ Capital – Nine months ended September 30, 2004

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(Unaudited) (dollars in thousands)

	Successor Basis
	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$75,038	$43,746
Trade accounts receivable, net	133,840	103,122
Prepaid expenses and other current assets	17,068	23,629
Total current assets	225,946	170,497
Property and equipment, net	122,798	120,510
Deferred charges	32,623	33,544
Debt issuance costs, net	10,826	13,626
Supplier and agency relationships, net	279,453	304,752
Developed technology, net	213,722	228,322
Trade name	72,142	72,142
Goodwill	114,435	109,740
Other intangible assets, net	32,616	34,722
Investments	804	6,377
Other long-term assets	21,776	25,263
Total assets	$1,127,141	$1,119,495

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$11,244	$19,675
Accrued expenses	163,991	144,415
Current portion of capital lease obligations	19,202	16,136
Current portion of long-term debt	10,373	8,000
Total current liabilities	204,810	188,226
Long-term portion of capital lease obligations	57,973	55,002
Long-term debt	328,115	385,000
Pension and postretirement benefits	63,109	68,405
Other long-term liabilities	11,126	6,310
Total liabilities	665,133	702,943
Commitments and contingencies
Partners’ capital	462,008	416,552
Total liabilities and Partners’ capital	$1,127,141	$1,119,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(Unaudited) (dollars in thousands)

	Successor Basis	Successor Basis	Successor Basis	Predecessor Basis
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Six months ended June 30, 2003

Revenues
Electronic travel distribution
Third party	$217,937	$212,916	$682,963	$272,968
Related party	—	—	—	141,965
Information technology services
Third party	15,851	16,598	48,159	6,572
Related party	—	—	—	45,967
Total revenues	233,788	229,514	731,122	467,472
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	164,819	163,685	508,337	334,469
Developed technology amortization	5,508	5,508	16,523	7,359
Total cost of revenues	170,327	169,193	524,860	341,828
Selling, general and administrative	29,406	34,648	95,434	76,141
Amortization of intangible assets	9,136	9,136	27,405	—
Total operating expenses	208,869	212,977	647,699	417,969
Operating income	24,919	16,537	83,423	49,503
Other Income (Expense)
Interest expense, net	(10,104)	(10,319)	(30,758)	(2,355)
Change-in-control expense	—	—	—	(17,259)
Other, net	(1,285)	240	(1,167)	(1,331)
Total other expense, net	(11,389)	(10,079)	(31,925)	(20,945)
Income before provision for income taxes	13,530	6,458	51,498	28,558
Income tax expense	3,685	87	3,987	144
Net income	$9,845	$6,371	$47,511	$28,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Partners’ Capital

(Unaudited) (dollars in thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total

Successor Basis
Balance at December 31, 2003	$416,127	$425	$416,552
Comprehensive income:
Net income	47,511	—	47,511
Unrealized holding loss on investment	—	(465)	(465)
Comprehensive income			47,046
Distribution to WTI	(4,091)	—	(4,091)
Stock-based compensation	2,501	—	2,501
Balance at September 30, 2004	$462,048	$(40)	$462,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (dollars in thousands)

	Successor Basis	Successor Basis	Predecessor Basis
	Nine months ended September 30, 2004	Three months ended September 30, 2003	Six months ended June 30, 2003
Cash flows from operating activities:
Net income	$47,511	$6,371	$28,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,871	26,656	32,322
Amortization of debt issuance costs	2,799	656	—
Stock-based compensation	2,501	—	—
Loss on disposal of property and equipment, net	444	194	1,010
Gain on sale of investment in other entity	(953)	—	—
Write-down of impaired investments	1,498	—	—
Other	(56)	(19)	170
Changes in operating assets and liabilities:
Trade accounts receivable, net	(30,717)	(3,529)	(17,075)
Related party accounts receivable, net	—	—	(3,396)
Prepaid expenses and other current assets	6,563	2,024	5,412
Deferred charges	921	(241)	1,945
Other long-term assets	1,564	(3,275)	(16,840)
Accounts payable	(8,433)	(5,270)	640
Accrued expenses	18,144	(12,475)	6,330
Pension and postretirement benefits	(5,296)	2,493	3,203
Other long-term liabilities	(1,444)	(898)	(1,112)
Net cash provided by operating activities	111,917	12,687	41,023
Cash flows from investing activities:
Purchase of property and equipment	(9,521)	(5,064)	(4,236)
Proceeds from sale of investment in other entity	5,765	—	—
Proceeds from sale of property and equipment	117	50	396
Capitalized software for internal use	(1,994)	(1,395)	(1,367)
Net cash used in investing activities	(5,633)	(6,409)	(5,207)
Cash flows from financing activities:
Payments to seller airlines	—	(702,846)	—
Distributions to seller airlines	—	—	(110,000)
Equity contribution from WTI, net of transaction costs	—	308,374	—
Proceeds from issuance of debt, net of debt issuance costs	—	390,063	—
Principal payments on capital leases	(16,389)	(6,894)	(13,986)
Principal payments on debt	(54,512)	—	—
Distributions to WTI, net	(4,091)	—	—
Net cash used in financing activities	(74,992)	(11,303)	(123,986)
Net increase (decrease) in cash and cash equivalents	31,292	(5,025)	(88,170)
Cash and cash equivalents at beginning of period	43,746	43,931	132,101
Cash and cash equivalents at end of period	$75,038	$38,906	$43,931

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three and nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004.  The Partnership’s quarterly financial data should be read in conjunction with its consolidated financial statements for the year ended December 31, 2003 (including the notes thereto), set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

The consolidated financial statements present the Partnership for the three and nine months ended September 30, 2004 and three months ended September 30, 2003 (“successor basis” reflecting the Acquisition and associated basis), and the six months ended June 30, 2003 (“predecessor basis” for the period of Delta’s, Northwest’s and American’s ownership of the Partnership and associated basis).

In accordance with the requirements of purchase accounting, the assets and liabilities of the Partnership were adjusted to their estimated fair values and the resulting goodwill was computed for the Acquisition (see Note 2). The application of purchase accounting generally results in higher depreciation and amortization expense in periods following an acquisition. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period prior to the Acquisition are not comparable with those periods subsequent to the Acquisition.

Stock-Based Compensation.  Under the WTI stock incentive plan, from time to time, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation. WTI values stock options based upon a binomial option-pricing model. As the WTI options and restricted shares of WTI Class A Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners’ capital.

Risks and Uncertainties.  The Partnership derives substantially all of its revenues from the travel industry. Accordingly, events, circumstances and changes affecting the travel industry, particularly changes in airline travel and the financial well-being of the participating airlines, can significantly affect the Partnership’s business, financial condition and results of operations. The Partnership’s customers are primarily located in the United States and Europe.

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose and not replace the transactions generated by any significant travel agencies, its business, financial condition and results of operations could be adversely affected. For the nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003, one subscriber generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenues of approximately $186,469, $49,481 and $89,322 respectively. These amounts represented 26%, 22% and 19% of total operating revenues for the nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003, respectively.

Furthermore, the Partnership charges airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “associates”) for electronic travel distribution services and information technology services. Revenues generated by two associates for the nine months ended September 30, 2004, three months ended September 30, 2003 and six months ended June 30, 2003 were $210,114, $68,727 and $152,506, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 29% of total operating revenues for the nine months ended September 30, 2004, 30% of total operating revenues for three months ended September 30, 2003 and 33% of total operating revenues for the six months ended June 30, 2003. At September 30, 2004 and December 31, 2003, accounts receivable from these same two associates was approximately $37,554 and $32,704, respectively.

The Partnership maintained an allowance for doubtful accounts of approximately $14,469 and $15,530 at September 30, 2004 and December 31, 2003, respectively.

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

The $116,048 excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of the Partnership was recorded as goodwill. As all income or losses of the Partnership are allocated to WTI and WS Holdings for inclusion in their respective income tax returns, none of the goodwill is expected to be tax deductible by the Partnership. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the Acquisition date. The following represents the allocation of the purchase price that was pushed down to the Partnership at the time of the Acquisition:

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

During the quarter ended September 30, 2004, goodwill decreased $1,613 as a result of the reduction of a valuation allowance on pre-acquisition foreign deferred tax assets.

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

The following unaudited financial information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the period presented. Adjustments related to the Acquisition that affect the results of operations include credits provided to Delta and Northwest under their respective founder airline services agreement (the”FASAs”), interest expense associated with the debt issued in conjunction with the Acquisition, depreciation of the step-up of fixed assets, amortization of the fair value of amortizing intangible assets, and the advisory fee payable to WTI. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1, 2003 or of results of operations that may occur in the future.

Predecessor Basis
Six months ended June 30, 2003

Revenues	$405,805
Net loss	(12,357)

3.  Debt

In conjunction with the Acquisition, the Partnership, and its wholly-owned subsidiary, WS Financing Corp., issued and sold $280,000 aggregate principal amount of 9 5/8% Senior Notes due 2011 (“Senior Notes”) and the Partnership borrowed $125,000 under the term loan facility portion of a senior credit facility due 2007 (“Term Loan”). The senior credit facility also provides for a four-year revolving credit facility of up to $50,000 in revolving credit loans and letters of credit. The Senior Notes are effectively subordinated to the Term Loan, which is secured by substantially all of the assets of the issuers and the guarantors of the Senior Notes. The interest rate applicable to borrowings under the Term Loan is based on the LIBOR rate, or, at the Partnership’s option, the higher of several other common indices. At September 30, 2004, the interest rate on the Term Loan was 5.59%. The Partnership is required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the revolving credit facility.

Debt covenants require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership.

Long-term debt consisted of the following:

Successor Basis
September 30, 2004

Senior Notes	$280,000
Term Loan	58,488
338,488
Less current portion of long-term debt	10,373
Long-term debt, excluding current portion	$328,115

During the nine months ended September 30, 2004, the Partnership paid $54,512 in principal on the Term Loan, of which $4,512 was scheduled principal payments.

4.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Successor Basis	Successor Basis	Successor Basis	Predecessor Basis
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Six months ended June 30, 2003
Pension benefits:
Service cost	$—	$4,404	$—	$5,483
Interest cost	2,762	2,636	8,286	6,061
Expected return on plan assets	(3,389)	(3,170)	(10,167)	(7,061)
Amortization of transition obligation	—	—	—	86
Amortization of prior service cost	—	—	—	59
Recognized net actuarial loss	—	—	—	214
Net periodic pension benefit (income) expense	$(627)	$3,870	$(1,881)	$4,842

	Successor Basis	Successor Basis	Successor Basis	Predecessor Basis
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Six months ended June 30, 2003
Postretirement benefits:
Service cost	$82	$82	$246	$955
Interest cost	418	418	1,254	1,681
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	(425)
Recognized net actuarial loss	—	—	—	228
Net periodic postretirement benefit expense	$500	$500	$1,500	$2,439

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Partnership elected to defer accounting for the effects of the Act, as permitted by FSP 106-1.  In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.  In 2005, the Centers for Medicare and Medicaid Services (CMS) is expected to issue regulations governing how employers should determine whether their prescription drug benefits are at least actuarially equivalent to Medicare Part D.  Based on the proposed regulations, the Partnership has concluded that its retiree prescription drug benefits are not at least actuarially equivalent to Medicare Part D.  As such, the adoption of FSP 106-2 during the third quarter of 2004 did not effect the Partnership’s financial position or results of operations.

5.  Other Significant Events

During the first quarter of 2004, the Partnership announced a workforce reduction. This reduction was the result of improved organizational efficiency and the outsourcing of programming for certain applications. The total charge recorded for this workforce reduction, which affected approximately 125 employees, was $1,290, all of which was for severance and benefits. This amount is included in “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations. The $1,290 charge included $960 for the electronic travel distribution segment and $330 for the information technology services segment.  At September 30, 2004, there was no remaining liability associated with this workforce reduction.

On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.  Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS.  To date, the anticipated movement of Expedia’s transactions has not yet occurred.

6.  Contingencies

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2000. The Partnership has filed appeals of these assessments, the outcome of which is currently uncertain. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of the founding airlines shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the sale of the Partnership on June 30, 2003. The Partnership has informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement. Subsequent to this notice, the founding airlines elected to take control of the defense of the claims.  On October 4, 2004, the Partnership applied to the Greek authorities for partial relief under the terms of a formal tax amnesty program.  The Greek authorities have not yet responded to that application.  Because of the indemnity provision, the Partnership believes that amounts paid, if any, to settle this assessment will be reimbursed by the founding airlines and will not have an effect on the Partnership’s financial position or results of operations.

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

	Successor Basis	Successor Basis	Successor Basis	Predecessor Basis
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Six months ended June 30, 2003

Revenues
Electronic travel distribution	$217,937	$212,916	$682,963	$414,933
Information technology services	15,851	16,598	48,159	52,539
Total revenues	$233,788	$229,514	$731,122	$467,472
Operating income
Electronic travel distribution	$33,625	$25,783	$108,316	$45,803
Information technology services	(8,706)	(9,246)	(24,893)	3,700
Total operating income	$24,919	$16,537	$83,423	$49,503
Depreciation and amortization
Electronic travel distribution	$21,030	$21,581	$64,256	$26,701
Information technology services	4,757	5,075	12,615	5,621
Total depreciation andamortization	$25,787	$26,656	$76,871	$32,322
Geographic areas
Total revenues
United States	$195,356	$190,689	$619,512	$406,854
Foreign	38,432	38,825	111,610	60,618
Total	$233,788	$229,514	$731,122	$467,472
Long-lived assets
United States	$871,427	$952,756	$871,427	$173,362
Foreign	29,768	32,128	29,768	31,772
Total	$901,195	$984,884	$901,195	$205,134

8.  Supplemental Guarantor/Non-Guarantor Financial Information

Concurrent with the closing of the Acquisition discussed in Note 2, the Senior Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing Corp.  These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income, and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are joint and several.  The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing Corp., the co-issuer of the Senior Notes, was incorporated on June 6, 2003.  WS Financing Corp. does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

as of September 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$72,047	$2,991	$—	$75,038
Trade accounts receivable, net	130,644	3,196	—	133,840
Prepaid expenses and other current assets	15,103	1,965	—	17,068
Total current assets	217,794	8,152	—	225,946
Property and equipment, net	116,442	6,356	—	122,798
Deferred charges	16,910	15,713	—	32,623
Debt issuance costs	10,826	—	—	10,826
Goodwill	114,435	—	—	114,435
Other intangible assets, net	597,933	—	—	597,933
Investments	241	563	—	804
Investments in subsidiaries	16,390	—	(16,390)	—
Other long-term assets	14,640	7,136	—	21,776
Total assets	$1,105,611	$37,920	$(16,390)	$1,127,141

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$9,580	$1,664	$—	$11,244
Intercompany accounts payable (receivable)	12,127	(12,127)	—	—
Accrued expenses	131,941	32,050	—	163,991
Current portion of capital lease obligations	19,202	—	—	19,202
Current portion of long-term debt	10,373	—	—	10,373
Total current liabilities	183,223	21,587	—	204,810
Long-term portion of capital lease obligations	57,973	—	—	57,973
Long-term debt	328,115	—	—	328,115
Pension and postretirement benefits	63,151	(42)	—	63,109
Other long-term liabilities	11,141	(15)	—	11,126
Total liabilities	643,603	21,530	—	665,133
Commitments and contingencies
Partners’ capital	462,008	16,390	(16,390)	462,008
Total liabilities and Partners’ capital	$1,105,611	$37,920	$(16,390)	$1,127,141

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

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$195,356	$38,432	$—	$233,788
Operating expenses	175,913	32,956	—	208,869
Operating income	19,443	5,476	—	24,919
Other income (expense)
Interest (expense) income, net	(10,114)	10	—	(10,104)
Income from subsidiaries	753	—	(753)	—
Other, net	(237)	(1,048)	—	(1,285)
Total other expense, net	(9,598)	(1,038)	(753)	(11,389)
Income before income taxes	9,845	4,438	(753)	13,530
Income tax expense	—	3,685	—	3,685
Net income	$9,845	$753	$(753)	$9,845

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2003

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$190,689	$38,825	$—	$229,514
Operating expenses	181,310	31,667	—	212,977
Operating income	9,379	7,158	—	16,537
Other income (expense)
Interest (expense) income, net	(10,422)	103	—	(10,319)
Income from subsidiaries	5,271	—	(5,271)	—
Other, net	2,143	(1,903)	—	240
Total other expense, net	(3,008)	(1,800)	(5,271)	(10,079)
Income before income taxes	6,371	5,358	(5,271)	6,458
Income tax expense	—	87	—	87
Net income	$6,371	$5,271	$(5,271)	$6,371

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$619,512	$111,610	$—	$731,122
Operating expenses	548,773	98,926	—	647,699
Operating income	70,739	12,684	—	83,423
Other income (expense)
Interest (expense) income, net	(30,825)	67	—	(30,758)
Income from subsidiaries	7,801	—	(7,801)	—
Other, net	(207)	(960)	—	(1,167)
Total other expense, net	(23,231)	(893)	(7,801)	(31,925)
Income before income taxes	47,508	11,791	(7,801)	51,498
Income tax (benefit) expense	(3)	3,990	—	3,987
Net income	$47,511	$7,801	$(7,801)	$47,511

Condensed Consolidating Statements of Operations

for the Six Months Ended June 30, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$406,854	$60,618	$—	$467,472
Operating expenses	351,447	66,522	—	417,969
Operating income (loss)	55,407	(5,904)	—	49,503
Other income (expense)
Interest (expense) income, net	(2,396)	41	—	(2,355)
Loss from subsidiaries	(5,632)	—	5,632	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,706)	375	—	(1,331)
Total other (expense) income, net	(26,993)	416	5,632	(20,945)
Income (loss) before income taxes	28,414	(5,488)	5,632	28,558
Income tax expense	—	144	—	144
Net income (loss)	$28,414	$(5,632)	$5,632	$28,414

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2004

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$117,094	$(5,177)	$—	$111,917
Cash flows from investing activities:
Purchase of property and equipment	(7,013)	(2,508)	—	(9,521)
Proceeds from sale of investments in other entity	5,765	—	—	5,765
Proceeds from sale of property and equipment	117	—	—	117
Capitalized software for internal use	(1,994)	—	—	(1,994)
Investment in subsidiaries	(8,545)	—	8,545	—
Net cash provided by (used in) investing activities	(11,670)	(2,508)	8,545	(5,633)
Cash flows from financing activities:
Principal payments on capital leases	(16,389)	—	—	(16,389)
Principal payments on debt	(54,512)	—	—	(54,512)
Distributions to WTI, net	(4,091)	—	—	(4,091)
Contributions to subsidiaries	—	8,545	(8,545)	—
Net cash (used in) provided by financing activities	(74,992)	8,545	(8,545)	(74,992)
Net increase in cash and cash equivalents	30,432	860	—	31,292
Cash and cash equivalents at beginning of period	41,615	2,131	—	43,746
Cash and cash equivalents at end of period	$72,047	$2,991	$—	$75,038

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended September 30, 2003

(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$10,352	$2,335	$—	$12,687
Cash flows from investing activities:
Purchase of property and equipment	(4,511)	(553)	—	(5,064)
Proceeds from sale of property and equipment	50	—	—	50
Capitalized software for internal use	(1,395)	—	—	(1,395)
Investments in subsidiaries	(18)	—	18	—
Net cash used in investing activities	(5,874)	(553)	18	(6,409)
Cash flows from financing activities:
Payments to seller airlines	(702,846)	—	—	(702,846)
Equity contribution from WTI, net of transaction costs	308,374	—	—	308,374
Proceeds from issuance of debt, net of debt issuance costs	390,063	—	—	390,063
Principal payments on capital leases	(6,894)	—	—	(6,894)
Contributions to subsidiaries	—	18	(18)	—
Net cash (used in) provided by financing activities	(11,303)	18	(18)	(11,303)
Net (decrease) increase in cash and cash equivalents	(6,825)	1,800	—	(5,025)
Cash and cash equivalents at beginning of period	42,841	1,090	—	43,931
Cash and cash equivalents at end of period	$36,016	$2,890	$—	$38,906

Condensed Consolidating Statements of Cash Flows

for the Six Months Ended June 30, 2003

(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$44,815	$(3,792)	$—	$41,023
Cash flows from investing activities:
Purchase of property and equipment	(2,102)	(2,134)	—	(4,236)
Proceeds from sale of property and equipment	396	—	—	396
Capitalized software for internal use	(1,367)	—	—	(1,367)
Investments in subsidiaries	(55)	—	55	—
Net cash used in investing activities	(3,128)	(2,134)	55	(5,207)
Cash flows from financing activities:
Distribution to seller airlines	(110,000)	—	—	(110,000)
Principal payments on capital leases	(13,986)	—	—	(13,986)
Contributions to subsidiaries	—	55	(55)	—
Net cash (used in) provided by financing activities	(123,986)	55	(55)	(123,986)
Net decrease in cash and cash equivalents	(82,299)	(5,871)	—	(88,170)
Cash and cash equivalents at beginning of period	125,140	6,961	—	132,101
Cash and cash equivalents at end of period	$42,841	$1,090	$—	$43,931

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

In accordance with the requirements of purchase accounting, our assets and liabilities were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition.  The application of purchase accounting generally results in higher depreciation and amortization expense in periods following an acquisition.  Accordingly, and because of other effects of purchase accounting, the results discussed for the three and nine months ended September 30, 2004 are not comparable with the three months ended September 30, 2003 and six months ended June 30, 2003.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed 64% of all global distribution system, or GDS, online air transactions during the twelve months ended September 30, 2004. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for 32% of GDS air transactions and over 67% of online GDS air transactions processed during the twelve months ended September 30, 2004. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the twelve months ended September 30, 2004, we processed approximately 201 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Our business is highly dependent upon the air travel industry. During the first half of 2003, travel booking volumes were significantly depressed industry wide, affected primarily by the war and on-going conflict in Iraq and concerns over severe acute respiratory syndrome, or SARS. Our leading position in processing online travel transactions provided for growth in our business during the second half of 2003. The recovery that we saw in travel transactions beginning late in the second quarter of 2003 continued during the later part of the year and into 2004, particularly for our online business. Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to the difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in airline travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the decrease in the number of total transactions since the beginning of 2001. Total transactions for the nine months ended September 30, 2004, including airline and hospitality and destination services, were up 5.7% compared to the same period in 2003.

As a result of the market conditions and industry pressures described above, we took steps to reduce our operating expenses. For example, effective December 31, 2003, we froze all further benefit accruals under our defined benefit pension plan. In addition, we restructured our medical benefits in the first quarter of 2004 by increasing employee contributions and co-pays, implementing charges for working spouses, consolidating and changing providers, and eliminating medical benefits for future retirees, except for a limited grandfathered group of employees. These changes to our employee benefits have resulted in cost savings in 2004. During the first quarter of 2004, we also renegotiated our network and communication contracts with our primary providers, which have resulted in reduced telecommunication charges during 2004. We have also renegotiated our technology agreement with IBM and our headquarters office lease, which reduced our costs, as well. Each of these steps has started to generate cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by future changes in healthcare and technology costs and usage, which we are unable to predict.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 51% and 54% of our total revenues for the twelve months ended September 30, 2004 and December 31, 2003, respectively, while our top ten largest airline relationships represented an aggregate of approximately 64% and 66% of our total revenues for the twelve months ended September 30, 2004 and December 31, 2003, respectively. Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 46% of our total transactions during the twelve months ended September 30, 2004. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

Supplier Content and Transaction Fees

Historically, we have increased annually the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines. For instance, we have entered into fare content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to these agreements, each airline has agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 (with respect to the other contracted airlines). Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these fare content agreements will provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we plan to pursue agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines, which we expect will reduce our revenues.

Financial Conditions in the Airline Industry

The downturn in the commercial airline market, together with, and resulting from, the ongoing threat of terrorist acts after September 11, 2001, war in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines.  Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others are considering, or may consider, bankruptcy relief.  We derive a substantial portion of our revenues from transaction fees received directly from airlines and from the sale of products and services directly to airlines.  If an airline declared bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline.  In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline, a rejection by the airline of some or all of our agreements with it, or loss of the revenue by other means such as an airline liquidation, all of which could have a material adverse effect on our business, financial condition and results of operation.

Channel Shift

An increasing number of travel transactions are being made online. During the twelve months ended September 30, 2004, airline transactions generated through online travel agencies accounted for approximately 30% of all airline transactions in the United States processed by a GDS, up from approximately 28% in 2003, approximately 23% in 2002 and approximately 17% in 2001. Between 2001 and 2003, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 24.3%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to another GDS provider, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

Since 2001, the combination of channel shift, declines in the global economy, terrorist actions and threats, wars in Afghanistan and Iraq, and health concerns over SARS has resulted in annual declines in transactions generated by traditional travel agencies. As a result of these declines, we have completed restructuring activities in 2001, 2002, 2003, and 2004 which have largely been focused on reducing the operating costs associated with servicing traditional travel agencies in areas such as labor, network, agency hardware and advertising.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move their business to other technologies and technology providers, subject to some contractual limitations. For example, Expedia announced in May that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider.  Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS.  To date, the anticipated movement of Expedia’s transactions has not occurred and, at this time, we cannot forecast the timing or magnitude of any such movement on our financial position or results of operations.  In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of September 30, 2004 was $29.7 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with the other GDS provider, we will further assess the impact, if any, on our overall financial condition as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS.  Further, Orbitz and Cendant Corporation (“Cendant”) recently announced that they have reached an agreement for the acquisition by Cendant of all the shares of Orbitz.  Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours.  Orbitz is one of our largest online travel agency customers with whom we have a long-term agreement which extends into 2011.

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

Neutrality

We do not own an online travel agency. Unlike our competitors, we have intentionally not pursued a strategy of vertical integration and instead have forged strategic partnerships with leading online travel agencies. Given the highly competitive nature of the travel agency business, we believe our customers value our neutrality. As the shift towards the online travel agency channel continues, we believe the traditional travel agencies will increasingly view the GDS-owned online travel agencies as competitive to their core business. As a result, our neutrality gives us an opportunity to capture additional business from both online and traditional travel agencies.  However, to the extent that such agencies are acquired by or become affiliated with one of our competitors, the likelihood of our capturing additional business from those agencies may be reduced and our existing business with those agencies may be at risk.

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, with Delta Air Lines, Inc. (“Delta”) and Northwest Airlines, Inc. (“Northwest”), we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $104.2 million to each of Delta and Northwest as of September 30, 2004, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. The FASA credits are described in additional detail under the heading “Liquidity and Capital Resources.”

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

Business Segment Summary

Our revenues are primarily derived from transaction fees paid by our travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees from our information technology services operations:

•                  Electronic travel distribution revenues are generated by charging a fee per transaction, which is generally paid by the travel supplier, based upon the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenues are based on the volume of transactions and are not dependent on the revenues earned by the supplier for that booking. We recognize revenues for airline travel transactions in the month the transactions are processed, net of cancellations processed in that month. Revenues for other types of travel transactions are recognized at the time the booking is used by the traveler. Although the substantial majority of our electronic travel distribution revenues are derived from transaction fees paid by travel suppliers, we have an agreement with Hotwire which does not follow this traditional business model. Under our agreement with Hotwire, we generally derive revenues from a service fee payable by Hotwire (rather than the travel supplier) based upon the number of travel transactions booked.

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

Results of Operations

The following table shows information derived from our consolidated statements of operations for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and the six months ended June 30, 2003 expressed as a percentage of revenues for the periods presented.

	Successor Basis	Successor Basis	Successor Basis	Predecessor Basis
	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Six months ended June 30, 2003

Revenues:
Electronic travel distribution	93.2%	92.8%	93.4%	88.8%
Information technology services	6.8	7.2	6.6	11.2
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	70.5	71.3	69.5	71.5
Developed technology amortization	2.4	2.4	2.3	1.6
Total cost of revenues	72.9	73.7	71.8	73.1
Selling, general and administrative expenses	12.5	15.1	13.1	16.3
Amortization of intangible assets	3.9	4.0	3.7	—
Total operating expenses	89.3	92.8	88.6	89.4
Operating income	10.7	7.2	11.4	10.6
Total other expense, net	(4.9)	(4.4)	(4.4)	(4.5)
Income before provision for income taxes	5.8	2.8	7.0	6.1
Income tax expense	1.6	—	0.5	—
Net income	4.2%	2.8%	6.5%	6.1%

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Revenues

Total revenues were $233.8 million for the three months ended September 30, 2004, a $4.3 million or 1.9% increase from the three months ended September 30, 2003 revenues of $229.5 million. This increase was primarily attributable to an increase in the volume of transactions processed and higher average fees per transaction during the third quarter of 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues were $217.9 million for the three months ended September 30, 2004, a $5.0 million or 2.3% increase from the three months ended September 30, 2003 revenues of $212.9 million. The increase in revenues was attributable to a 0.2 million or 0.4% increase in transactions processed during the period.  The increase was also attributable to a 5.8% higher average fee per car transaction processed.

Information technology services revenues were $15.9 million for the three months ended September 30, 2004, a $0.7 million or 4.2% decrease from the three months ended September 30, 2003 revenues of $16.6 million. The decrease was primarily attributable to a $0.9 million decline in FASA revenues caused by a reduction in certain operating expenses which are passed through to Delta and Northwest.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $164.8 million for the three months ended September 30, 2004, a $1.1 million increase from the three months ended September 30, 2003 cost of revenues of $163.7 million. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 70.5% for the three months ended September 30, 2004 compared to 71.3% for the three months ended September 30, 2003.  This decrease was primarily attributable to lower employee costs, network costs and software expenses, partially offset by higher inducements paid to travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization was $143.7 million for the three months ended September 30, 2004, a $2.2 million or 1.6% increase from the three months ended September 30, 2003 cost of electronic travel distribution revenues excluding developed technology amortization of $141.5 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues decreased to 61.5% for the three months ended September 30, 2004 compared to 61.7% for the three months ended September 30, 2003. This decrease was primarily attributable to a 12.2% decline in employee costs, a 28.9% reduction in network and communication charges and a 23.5% decrease in software costs, which was partially offset by a 17.6% increase in inducements paid to travel agencies. Employee costs declined as a result of the workforce reductions during the quarter ended March 31, 2004.  In addition, we froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during the three months ended September 30, 2004. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the three months ended September 30, 2004.  Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions.

Cost of information technology services revenues excluding developed technology amortization was $21.1 million or 9.0% of total revenues for the three months ended September 30, 2004, a $1.1 million or 5.0% decrease from the three months ended September 30, 2003 cost of information technology revenues excluding developed technology amortization of $22.2 million or 9.7% of total revenues. This decrease was primarily driven by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization was $5.5 million or 2.4% of total revenues for the three months ended September 30, 2004, which is unchanged from the three months ended September 30, 2003 developed technology amortization of $5.5 million or 2.4% of total revenues. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to be unchanged from the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.4 million or 12.6% of total revenues for the three months ended September 30, 2004, a $5.2 million or 15.0% decrease from the three months ended September 30, 2003 selling, general and administrative expenses of $34.6 million or 15.1% of total revenues. The decrease was attributable to reduced advertising and promotion activities, a decrease in bad debt reserves and a series of smaller transactions.  Advertising and promotion decreased as a result of our cost savings initiatives.  The decrease in bad debt reserves was related to the improved aging of receivables of our customers.

Amortization of Intangible Assets

Amortization of intangible assets was $9.1 million or 3.9% of total revenues for the three months ended September 30, 2004, which is unchanged from the three months ended September 30, 2003 amortization of intangible assets of $9.1 million or 4.0% of total revenues. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to be unchanged from when compared to the same period in the prior year.

Operating Income

Operating income was $24.9 million for the three months ended September 30, 2004, an $8.4 million or 50.9% increase from the three months ended September 30, 2003 operating income of $16.5 million. Operating income as a percentage of total revenues increased to 10.6% for the three months ended September 30, 2004 compared to 7.2% in the three months ended September 30, 2003. The increase in operating income primarily resulted from a 2.3% increase in electronic travel distribution revenues, a 12.2% decrease in employee costs, a 28.9% decrease in network and communication charges and a 23.5% decrease in software costs, partially offset by a 17.6% increase in inducements paid to travel agencies.

Net Interest Expense

Net interest expense was $10.1 million for the three months ended September 30, 2004, a $0.2 million or 1.9% decrease from the three months ended September 30, 2003 net interest expense of $10.3 million. The decrease in net interest expense was primarily due to a decrease in interest expense related to our senior credit facility, partially offset by accelerated amortization of our capitalized debt issuance costs related to the senior credit facility, both of which were caused by $50.0 million in accelerated payments of debt principal during 2004.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $3.7 million for the three months ended September 30, 2004, a $3.6 million increase from the three months ended September 30, 2003 income tax expense of $0.1 million. The increase in income tax expense relates to an increase in the taxable income of our foreign subsidiaries during the three months ended September 30, 2004 and the utilization of foreign deferred tax assets of $1.6 million.

Net Income

Net income was $9.8 million for the three months ended September 30, 2004, a $3.4 million increase from the three months ended September 30, 2003 net income of $6.4 million. This increase was primarily as a result of an $8.4 million increase in operating income, partially offset by an increase in income tax expense attributable to our foreign subsidiaries and the utilization of foreign deferred tax assets of $1.6 million.

Comparison of Successor Nine Months Ended September 30, 2004 to the Successor Three Months Ended September 30, 2003 and the Predecessor Six Months Ended June 30, 2003

Revenues

Total revenues were $731.1 million for the nine months ended September 30, 2004, a $34.1 million or 4.9% increase from the three months ended September 30, 2003 revenues of $229.5 million and the six months ended June 30, 2003 revenues of $467.5 million. This increase was primarily attributable to higher average fees per transaction and an increase in the volume of transactions processed during the first nine months of 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues were $683.0 million for the nine months ended September 30, 2004, a $55.2 million or 8.8% increase from the three months ended September 30, 2003 revenues of $212.9 million and the six months ended June 30, 2003 revenues of $414.9 million. The increase in revenues was largely attributable to a 2.9% higher average fee per air transaction coupled with a 7.3 million or 5.4% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 2.5% higher average fee per car and hotel transaction coupled with a 1.4 million or 10.1% increase in the volume of car and hotel transactions processed.

Information technology services revenues were $48.2 million for the nine months ended September 30, 2004, a $20.9 million or 30.2% decrease from the three months ended September 30, 2003 revenues of $16.6 million and the six months ended June 30, 2003 revenues of $52.5 million. The decrease was primarily attributable to $16.7 million of FASA credits for the first six months of 2004, which are provided under the terms of the FASAs, for which there was no corresponding credit during the first six months of 2003 and a reduction in certain operating expenses which are passed through to Delta and Northwest.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $508.3 million for the nine months ended September 30, 2004, a $10.1 million increase from cost of revenues excluding developed technology amortization of $163.7 for the three months ended September 30, 2003 and $334.5 million for the six months ended June 30, 2003. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 69.5% for the nine months ended September 30, 2004 compared to 71.3% for the three months ended September 30, 2003 and 71.5% for the six months ended June 30, 2003.  This decrease was primarily attributable to lower employee costs, network costs, software expenses and depreciation on hardware provided to traditional travel agencies, partially offset by higher inducements paid to travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization was $444.1 million for the nine months ended September 30, 2004, a $14.5 million or 3.4% increase from cost of electronic travel distribution revenues excluding developed technology amortization of $141.5 for the three months ended September 30, 2003 and $288.1 million for the six months ended June 30, 2003. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues decreased to 60.8% for the nine months ended September 30, 2004 compared to 61.7% for the three months ended September 30, 2003 and 61.6% for the six months ended June 30, 2003. This decrease was primarily attributable to an 18.8% decline in employee costs, a 25.3% reduction in network and communication charges, a 22.8% decrease in software costs and a 15.1% reduction in depreciation, principally on hardware provided to traditional travel agencies, which was partially offset by a 24.3% increase in inducements paid to travel agencies. Employee costs declined as a result of the April 2003 workforce reductions.  In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003. We also froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during the nine months ended September 30, 2004.  Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers.  Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the nine months ended September 30, 2004.  Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.  Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions.

Cost of information technology services revenues excluding developed technology amortization was $64.2 million or 8.8% of total revenues for the nine months ended September 30, 2004, a $4.4 million or 6.4% decrease from cost of information technology services revenues excluding developed technology amortization of $22.2 million, or 9.7% of total revenues, for the three months ended September 30, 2003 and $46.4 million, or 9.9% of total revenues, for the six months ended June 30, 2003. This decrease was primarily caused by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization was $16.5 million or 2.3% of total revenues for the nine months ended September 30, 2004, a $3.6 million or 27.9% increase from the three months ended September 30, 2003 developed technology amortization of $5.5 million and the six months ended June 30, 2003 developed technology amortization of $7.4 million, or 2.4% and 1.6% of total revenues for the three months ended September 30, 2003 and the six months ended June 30, 2003, respectively. This increase was a result of the Acquisition.  Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.  The related amortization during the first nine months of 2004 was higher when compared to the same period in the prior year because there was no corresponding amortization during the first six months of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $95.4 million or 13.1% of total revenues for the nine months ended September 30, 2004, a $15.3 million or 13.8% decrease from the three months ended September 30, 2003 selling, general and administrative expenses of $34.6 million and the six months ended June 30, 2003 selling, general and administrative expenses of $76.1 million, or 15.1% and 16.3% of total revenues for the three months ended September 30, 2003 and the six months ended June 30, 2003, respectively. The decrease was attributable to our recording a workforce reduction charge of $1.3 million during the nine months ended September 30, 2004 as compared to a workforce reduction charge of $4.6 million recorded during the six months ended June 30, 2003, reduced advertising and promotion activities, a decrease in bad debt reserves and a series of smaller transactions.  The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy.  The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment.  The annual labor costs represented by the employees terminated in the 2003 workforce reduction was approximately $11.1 million.  We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs.  Advertising and promotion decreased as a result of our cost savings initiatives.  The decrease in bad debt reserves was related to the improved aging of receivables of our customers.

Amortization of Intangible Assets

Amortization of intangible assets was $27.4 million or 3.7% of total revenues for the nine months ended September 30, 2004, an $18.3 million increase from the three months ended September 30, 2003 amortization of intangible assets of $9.1 million or 4.0% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives. The related amortization during the first nine months of 2004 was higher when compared to the same period in the prior year since there was no corresponding amortization during the first six months of 2003.

Operating Income

Operating income was $83.4 million for the nine months ended September 30, 2004, a $17.4 million or 26.4% increase from the three months ended September 30, 2003 operating income of $16.5 million and the six months ended June 30, 2003 operating income of $49.5 million. Operating income as a percentage of total revenues increased to 11.4% for the nine months ended September 30, 2004 compared to 7.2% and 10.6% in the three months ended September 30, 2003 and the six months ended June 30, 2003, respectively. The increase in operating income primarily resulted from an 8.8% increase in electronic travel distribution revenues, an 18.8% decrease in employee costs, a 25.3% decrease in network and communication costs, a 22.8% decrease in software expenses, a 15.1% decrease in depreciation primarily on agency and office equipment and a 75.4% reduction in advertising and promotion activities, partially offset by a 24.3% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

Net Interest Expense

Net interest expense was $30.8 million for the nine months ended September 30, 2004, an $18.1 million increase from the three months ended September 30, 2003 net interest expense of $10.3 million and the six months ended June 30, 2003 net interest expense of $2.4 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $4.0 million for the nine months ended September 30, 2004, a $3.8 million increase from the three months ended September 30, 2003 income tax expense of $0.1 million and the six months ended June 30, 2003 income tax expense of $0.1 million. The increase in income tax expense relates to an increase in the taxable income of our foreign subsidiaries during the nine months ended September 30, 2004 and the utilization of foreign deferred tax assets of $1.6 million.

Net Income

Net income was $47.5 million for the nine months ended September 30, 2004, a $12.7 million increase from the three months ended September 30, 2003 net income of $6.4 million and the six months ended June 30, 2003 net income of $28.4 million. This increase was primarily as a result of a $17.4 million increase in operating income and a $17.3 million change-in-control expense recorded during the six months ended June 30, 2003, for which there was no corresponding charge during the nine months ended September 30, 2004.  These amounts were partially offset by an $18.1 million increase in net interest expense associated with the debt issued in connection with the Acquisition and a $3.8 million increase in income tax expense attributable to our foreign subsidiaries and the utilization of foreign deferred tax assets of $1.6 million.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations and borrowings under our senior credit facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures, make any FASA credit payments and provide working capital. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our future liquidity needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. We have historically generated significant cash flow from operations.  During 2004, we used this cash flow to prepay an aggregate of $50.0 million of our term loan in addition to the mandatory repayment schedule.

At September 30, 2004, we had cash and cash equivalents of $75.0 million and working capital of $21.1 million as compared to $38.9 million in cash and cash equivalents and working capital of ($17.5) million at September 30, 2003. The $38.6 million increase in working capital and the $36.1 million increase in cash were primarily the result of increases in net income.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $111.9 million for the nine months ended September 30, 2004 as compared to $12.7 million for the three months ended September 30, 2003 and $41.0 million for the six months ended June 30, 2003.  The $58.2 million increase in cash provided by operating activities during the first nine months of 2004 as compared to the first nine months of 2003 primarily resulted from a $14.1 million increase in net income, a $22.0 million increase for changes in operating assets and liabilities and an increase in non-cash charges of $22.1 million.

We used cash for investing activities of approximately $5.6 million for the nine months ended September 30, 2004 as compared to $6.4 million for the three months ended September 30, 2003 and $5.2 for the six months ended June 30, 2003. The decrease in cash used for investing activities during the first nine months of 2004 as compared to the first nine months of 2003 primarily resulted from proceeds realized on the sale of an investment in September 2004.

We used cash for financing activities of approximately $75.0 million for the nine months ended September 30, 2004 as compared to $11.3 million for the three months ended September 30, 2003 and $124.0 million for the six months ended June 30, 2003. The decrease in cash used for financing activities during the first nine months of 2004 as compared to the first nine months of 2003 primarily resulted from a $110.0 million decrease in distributions to our founding airlines, partially offset by $54.5 million of payments made with respect to the senior credit facility.

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

Total cash principal and interest payments related to the $125.0 million borrowed under the term loan facility portion of our senior credit facility were $16.3 million and $1.1 million, respectively, for the three months ended September 30, 2004. The remaining principal payment schedules will require payments over a four-year period for the term loan, totaling to the following principal payments: $1.0 million in 2004, $12.5 million in 2005, $12.5 million in 2006 and $32.5 million in 2007.

The senior credit facility requires us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The minimum fixed charge ratio will be 1.00 to 1.00 until the end of the second quarter of 2005 and will be 1.10 to 1.00 thereafter. The minimum interest coverage ratio will be 2.15 to 1.00 until the end of the second quarter of 2005 and will increase to 3.00 to 1.00 by the end of the term of the senior credit facility. The maximum senior secured leverage ratio will be 1.65 to 1.00 through the second quarter of 2004 and will decrease to 1.00 to 1.00 by the end of the term of the senior credit facility. The maximum total leverage ratio will be 3.85 to 1.00 until the end of the second quarter of 2004 and will decrease to 2.75 to 1.00 by the end of the term of the senior credit facility. In addition, the senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of September 30, 2004, we were in compliance with these covenants.

9  5/8% Senior Notes Due 2011

On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011 (“Senior Notes”). Interest on the notes accrues at 9 5/8% per annum.

We cannot redeem the Senior Notes before June 15, 2007 except that, until June 15, 2006, we can choose to redeem up to an aggregate of 35% of the original principal amount of the Senior Notes, or $98.0 million, at a redemption price of 109.625% of the principal amount of the Senior Notes we redeem with funds raised in certain equity offerings.

The Senior Notes are unsecured senior obligations, are equal in right of payment to all of our existing and future unsecured senior debt, and are senior in right of payment to all of our future subordinated debt. The Senior Notes are guaranteed by each subsidiary guarantor (as defined in the indenture governing the Senior Notes).

If we experience a change of control (as defined in the indenture governing the Senior Notes), each holder of Senior Notes may require us to repurchase all or any portion of the holder’s Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

The indenture governing the Senior Notes contains certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of September 30, 2004, we were in compliance with these covenants. The indenture also prohibits certain restrictions on distributions from certain subsidiaries.

Depending on capital market conditions, we may elect to repurchase our outstanding Senior Notes in open market purchases or otherwise.

Capital Lease Obligations

We lease equipment and software under capital lease obligations.  As of September 30, 2004, our obligations under capital leases totaled $77.2 million.  The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

Subordinated Notes

As part of the Acquisition, WTI issued to American and Delta subordinated seller notes in the original principal amounts of $39.0 million and $45.0 million, respectively. The subordinated seller notes mature on July 31, 2012; provided that to the extent that any portion of the subordinated seller notes are not prepaid by WTI by June 30, 2011, a 5% premium will be payable by WTI on the outstanding principal amount and accrued and unpaid interest thereon which is prepaid or repaid following June 30, 2011 at the time of such prepayment or repayment. The subordinated seller notes are unsecured obligations of WTI, are not our debt obligations and are contractually and structurally subordinated to our senior notes and our senior credit facility and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American bears interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bears interest at an annual rate equal to 10.0%. So long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility, the indenture governing our senior notes and other permitted senior debt and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, WTI will pay interest equal to 5% of the then outstanding principal amount of the subordinated seller notes in cash, with the remaining interest payable in cash or in kind at WTI’s option. During a default under our senior credit facility, the indenture governing our senior notes and/or other permitted senior debt, WTI will be permitted to pay all interest on the subordinated seller notes in kind. While the subordinated seller notes are not our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of, our senior credit facility and the indenture governing our senior notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the subordinated seller notes. During the nine months ended September 30, 2004, we distributed $2.2 million to WTI for this purpose.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of approximately $104.2 million to each of Delta and Northwest as of September 30, 2004, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA will constitute an event of default under our senior credit facility and may constitute a default under any other of our future senior credit facilities. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial eight-year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing the Senior Notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the senior notes, will be entitled to receive payment in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the eight-and-a-half-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the Senior Notes.

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indenture governing the Senior Notes, we are specifically permitted to make these tax distributions.

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $33.9 million for the nine months ended September 30, 2004, an increase of $4.6 million from capital expenditures of $6.5 million for the three months ended September 30, 2003 and $22.8 million for the six months ended June 30, 2003. We have forecasted approximately $38.8 million for capital expenditures in 2004. Of that amount, approximately $19.5 million relates to a significant upgrade of mainframe computer equipment at our data center. The upgraded equipment is expected to be in use through June 2008. The remaining $19.3 million represents normal growth in capacity requirements as well as routine replacement of older equipment.

Off-Balance Sheet Arrangements

At September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the nine months ended September 30, 2004 and 2003.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the nine months ended September 30, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from September 30, 2004 levels.

Interest Rate Market Risk

Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2004, we had variable rate debt of approximately $58.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.6 million. Under the terms of our senior credit facility, we are required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, we have received assessments totaling €39.5 million from the tax authorities of Greece and are in the process of filing appeals.  On October 4, 2004, we applied to the Greek authorities for partial relief under the terms of a formal tax amnesty program.  The Greek authorities have not yet responded to that application.

We are involved in various other litigation proceedings as both plaintiff and defendant. In the opinion of our management, none of these other litigation matters, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 5.  OTHER INFORMATION

On August 13, 2004, WTI filed an amendment to its certificate of incorporation to effect a stock split of each of WTI’s classes of common stock at a ratio of approximately 2.80 to 1.

ITEM 6.  EXHIBITS

Exhibits:

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

WORLDSPAN, L.P.

November 8, 2004		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer and Director (principal executive officer)

November 8, 2004		/s/ Michael S. Wood
DATE	By:	Michael S. Wood
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)