Form 10-K
period 2004-12-31
WORLDSPAN L P
filed 2005-03-28
CIK 1260167

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
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

        As of March 25, 2005, the number of outstanding shares of the Registrant's parent's Class A Common Stock was 82,751,548, and the number of outstanding shares of the Registrant's parent's Class B Common Stock was 11,000,000.

WORLDSPAN, L.P.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

Forward-Looking Statements

        Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; or other changes within, or that may affect, the travel industry. We may not succeed in addressing these and other risks.

        For a discussion of these and other factors affecting our business, see the section captioned "Risk Factors" under "Item 1. Business."

ITEM 1.    BUSINESS

        We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed 64% of all global distribution system, or GDS, online air transactions during the twelve months ended December 31, 2004. In the United States (the world's largest travel market), we are the second largest transaction processor for travel agencies, accounting for 32% of GDS air transactions and over 67% of online GDS air transactions processed during the twelve months ended December31, 2004. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the year ended December 31, 2004, we processed approximately 202 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

        We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 93% and 7%, respectively, of our revenues in the year ended December 31, 2004. Our electronic travel distribution revenues are generally derived from travel suppliers paying us a fee per transaction processed, as well as fees for other products. Under this model, each time a travel agency processes a booking with a travel supplier through us, the travel supplier pays us a fee based on the number of transactions involved in the booking. We record and charge one transaction fee for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction fee for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. The price of travel (airline ticket, car rental or hotel stay) does not impact the transaction fee that we receive. In addition to transaction fees, we derive a small portion of our electronic travel distribution revenues from access fees paid by travel agencies for the use of our services, which are typically discounted or waived if the travel agency generates a specified number of transactions through us over a specified period of time. As an incentive for travel agencies to use us, we typically pay volume-based inducements to our travel agencies. We also generate revenues from information technology services that we provide to various travel suppliers. As part of this business, we operate, maintain, develop and host the internal reservation and other systems for Delta Air Lines ("Delta") and Northwest Airlines ("Northwest").

        We are the largest processor globally for online travel agencies as measured by transactions. Since 2000, our total online travel agency transactions have increased from 33.3 million transactions to 101.5 million transactions in 2004 for a compound annual growth rate of 32.1%, with growth of 12.4% from 2003 to 2004. In 2004, in the United States we processed over 67% of online airline transactions and nearly all non-GDS owned online travel agency airline transactions processed by a GDS. Moreover, we expect hospitality and destination services transactions (which include car, hotel, tour, cruise and rail) generated through online travel agencies to increase in the future as hospitality and destination services suppliers increasingly recognize the distribution potential of online travel agencies and the importance of making inventory available for distribution in and generating sales through this channel. We believe that the emergence and growth of the Internet as a channel for making travel bookings and our leading market position put us at the forefront of industry growth.

        We have executed an alternative strategy with regard to the online travel agency channel. Unlike our primary competitors, we do not own an online travel agency that competes with travel suppliers or travel agencies. Instead, we have developed strategic relationships with online travel agencies to provide them with transaction processing, mission-critical technology and services, and access to our aggregated travel information, which enable online travel agencies to operate effectively and efficiently. As a result of this strategy, we have entered into long-term contracts with Expedia, Orbitz and Priceline, which are three of the five largest online travel agencies in the world. In addition, we have an agreement with Hotwire, another online travel agency, to process its airline transactions and have converted all of its airline transactions from Sabre, its previous provider, to us since March 2003.

        We were founded in 1990 by Delta, Northwest and Trans World Airlines ("TWA"). Affiliates of these three airlines (and later American Airlines, following its acquisition of TWA's assets) held ownership stakes in us from our formation until June 2003. We refer to American Airlines, Delta and Northwest in this report as our founding airlines. On June 30, 2003, Worldspan Technologies Inc., or WTI (formerly named Travel Transaction Processing Corporation), acquired 100% of our outstanding partnership interests from affiliates of our founding airlines for an aggregate consideration of $901.5 million and agreed to provide credits to Delta and Northwest totaling up to $250.0 million structured over nine years in exchange for the agreement of those airlines to continue using us for information technology services.

GDS Industry

        The GDS industry is a core component of the worldwide travel industry and is organized around two major sets of customers: travel suppliers and travel agencies. Suppliers of travel and travel-related products and services (such as airlines, car rental companies and hotels) utilize GDSs as a means of selling tickets and generating sales. As compensation for performing these services, the GDS generally charges the travel supplier a fee for every transaction it processes. Travel agencies (including traditional travel agencies, online travel agencies and corporate travel departments) utilize GDSs to search schedule, price, availability and other travel information and to process transactions on behalf of consumers. GDSs provide travel agencies with a single, expansive source of travel information, allowing travel agencies to search and process tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Although travel agencies initiate and complete the transactions, it is the travel supplier that generally pays the transaction fee to the GDS. In addition, in order to gain and maintain relationships with travel agencies, GDSs typically provide volume-based inducements and other economic incentives to travel agencies. Travel agencies may also pay fees for the use of hardware and software provided by the GDS, which may be discounted or waived if the travel agency generates a specified number of transactions through the GDS over a specified period of time. Nearly every time a consumer books a travel reservation through a travel agency on a travel supplier that participates in a GDS, a GDS generates revenue.

        In recent years, the travel industry has been marked by the emergence and growth of the Internet as a travel distribution channel. The growth in use of the Internet has led to the establishment of online travel agencies that provide a link between the consumer and the travel supplier, typically through a GDS. In 2004, airline transactions generated through online travel agencies accounted for approximately 31% of all airline transactions in the United States processed by a GDS, up from approximately 28% in 2003, approximately 23% in 2002 and approximately 17% in 2001. Between 2000 and 2004, the number of airline transactions in the United States generated through online travel agencies and processed by a GDS increased at a compound annual growth rate of 29.7% and an annual growth rate of 9.3% from 2003 to 2004. The chart below illustrates airline transactions generated through online and traditional travel agencies in the United States and processed by a GDS.(1)

(1)
MIDT airline transactions data for Worldspan, Amadeus, Galileo and Sabre.

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

Business Strategy

        We intend to continue to strengthen our market leadership position, maximize profitability and enhance cash flow through the following strategies:

        Continue to Increase Our Share and the Number of Online Travel Agency Transactions.    While we processed over 67% of online airline transactions made in the United States and processed by a GDS during 2004, we believe that there are still opportunities to increase our number of transactions and our market share in the online travel agency channel. Our primary competitors own online travel agencies, and we believe that the channel conflict inherent in our primary competitors' strategy leaves us well positioned to compete for the business of independent online travel agencies. In addition, we believe we can grow our online travel agency business in the European, Asian, Australian and South American and other international markets where the use of the online travel agency channel is still developing by utilizing our technical expertise and our relationships with U.S. online travel agencies as such agencies expand globally. We expect that our geographic expansion will enable our U.S.-based online travel agencies to increase their penetration in non-U.S. markets. Further, we anticipate that our expansion to non-U.S. geographies will allow our emerging non-U.S. online travel agencies to expand their businesses.

        Increase Our Global Penetration of the Traditional Travel Agency Channel.    We have historically focused on selected geographic markets where our founding airlines had significant operations. We believe we have the opportunity to obtain new traditional travel agencies both in and outside the United States, particularly in Europe, Asia, Australia and Latin America, where we have not previously concentrated and where travel reservations are not generally made using current Internet technologies. For example, we entered into an agreement that enables the immediate transition of travel agencies in Hong Kong and Macau affiliated with TicTas System Automation Ltd. to our GDS. We believe our sophisticated Internet technologies will be attractive to traditional travel agencies as they seek to move towards more modern technologies. In addition, we intend to expand the number of transactions we process for traditional travel agencies in the United States. We believe we can successfully increase our market share in the United States and increase our global penetration in the traditional travel agency segment by providing innovative and low-cost products and services, by focusing on a limited number of opportunities to convert business currently supported by our competitors to us and by launching sales and marketing initiatives aimed at addressing the market for corporate travel departments which use traditional travel agencies.

        Capitalize on the Shift by Corporate Travel Departments to Online Travel Services.    We believe there will be a substantial opportunity to capitalize on the trend of corporate travel departments toward making bookings for business travel through online services. We are well positioned to benefit from this trend, as Expedia and Orbitz, two of our largest online travel agency customers, have entered the corporate travel market. We believe we have valuable experience in the online sector by virtue of our relationships with four of the six largest online travel agencies in the world, and we plan to use this competency to take advantage of the online corporate direct market. In addition, we have developed a successful online corporate booking tool, Trip Manager. Some of our largest corporate travel subscribers include Federated Department Stores, PNC Bank and The Home Depot. In most cases, we work in conjunction with, rather than compete with, travel agencies using our travel products and services to support their efforts with corporations.

        Increase Hospitality and Destination Services Transactions.    We intend to increase our transaction fee revenues from hospitality and destination services, which include car, hotel, tour, cruise and rail. We derived approximately 9% of our transaction revenues for the year ended December 31, 2004 from hospitality and destination services transactions. Hospitality and destination services suppliers have historically not utilized GDSs to the same extent as airlines. However, we expect these future transactions to increase in number, largely as a result of the emergence of the Internet and online travel agencies as a means of facilitating travel commerce. In addition, we believe that many traditional and online travel agencies have identified hospitality and destination services transactions as an area of growth.

        Expand Information Technology Services Business.    We intend to expand our existing information technology services business. We believe that airlines and other travel suppliers have been and will be increasingly outsourcing non-core technology functionalities due to the desire to focus on their core travel business. We are well positioned to take advantage of this shift because we currently provide internal reservation systems, flight operations technology and software development services to the airline industry. In addition, we also provide airlines and other travel-related companies with products and services on a subscription basis, including: Fares and Pricing, which is currently used by Avianca and Emirates Air and the airlines hosted by EDS, such as AeroMexico, Continental and Virgin Atlantic; Electronic Ticketing, which is currently used by KLM, TravelSky in China and SITA; Worldspan Rapid RepriceSM, which is currently used by United Air Lines, Delta and Northwest; and e-Pricing®, which is currently used by Northwest.

        Continue to Reduce Costs.    Since the acquisition by WTI of our general partnership interests and, through its wholly owned subsidiaries, limited partnership interests (the "Acquisition"), we have executed several strategic cost reduction initiatives. We believe that additional opportunities exist to reduce costs and improve profitability. We plan to improve our cost structure by streamlining our programming and processing systems and reducing our network and data center costs, among other initiatives.

Services

        We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 93% and 7%, respectively, of our revenues for the year ended December 31, 2004. Approximately 85% and 15% of our revenues for the year ended December 31, 2004 were generated by our domestic and foreign subsidiaries, respectively.

Electronic Travel Distribution

        We are the second largest transaction processor for travel agencies in the United States (the world's largest travel market), with a 32% GDS market share, and the largest processor globally for online travel agencies, with a 64% market share of all GDS online air transactions processed during the year ended December 31, 2004. The GDS industry is a core component of the worldwide travel industry and is organized around two major sets of customers: travel suppliers and travel agencies. Suppliers of travel and travel-related products and services (such as airlines, car rental companies and hotels) utilize GDSs as a means of selling tickets and generating sales. Travel agencies (including traditional travel agencies, online travel agencies and corporate travel departments) utilize GDSs to search schedule, price, availability and other travel information and to process transactions on behalf of consumers. GDSs provide travel agencies with a single, expansive source of travel information, allowing travel agencies to search and process tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds.

        Through our GDS, we provide approximately 16,000 traditional travel agency locations in over 70 countries and approximately 50 online travel agencies, including four of the largest online travel agencies, with access to the inventory, reservations and ticketing of travel suppliers, including approximately 463 airlines, 225 hotel chains and 30 car rental companies throughout the world. As compensation for performing these services, we generally charge the travel supplier a fee for every transaction we process. For example, for a roundtrip ticket with one connection each way, a three night hotel stay and a three day car rental, we charge the respective travel suppliers one transaction fee for each segment of the airline ticket, one transaction fee for the hotel stay and one transaction fee for the car rental for a total of six transaction fees. The value of the travel purchase or the length of stay has no impact on our transaction fee.

Travel Suppliers

        Our relationships with travel suppliers extend to airlines, hotels, car rental companies, tour operators, cruise companies and others that participate in our GDS. Travel suppliers process, store, display, manage and sell their services through our GDS. Through participating carrier agreements (for airlines) and associate agreements (for hospitality and destination services suppliers), airlines and other travel suppliers are offered varying services and levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier's internal systems. We earn a fee, which is generally paid by the travel supplier, for transactions processed by us. We charge premiums for higher levels of functionality selected by the travel suppliers. In addition, we provide the airlines with marketing data generated from transactions we process for fees that vary based on the type and amount of information provided. This information assists airlines in their marketing and sales programs and in the management of their revenues, inventory and yields.

        We derive a substantial amount of our revenues from transaction fees paid by travel suppliers. In the year ended December 31, 2004, approximately 91% of our transaction fee revenues were generated from airlines. While revenues from hospitality and destination services suppliers, primarily car rental companies and hotels, accounted for approximately 9% of our transaction fee revenues in the year ended December 31, 2004, the number of these transactions processed by us grew at a compound annual rate of 5.0% from 2000 through 2004, compared to a compound annual rate of 4.0% for airline transactions over the same period, reflecting increased travel agency use of our hospitality and destination services processing capabilities. Our top ten travel suppliers, all airlines, accounted for approximately 64% of our total transaction fee revenues and approximately 64% of our total revenues in the year ended December 31, 2004.

        Although most of the world's airlines and many hospitality and destination services travel suppliers participate in our GDS, we believe that this business segment has potential for continued growth. Opportunities for growth include adding new suppliers, increasing the level of participation of existing suppliers and offering new products and services. In marketing to travel suppliers, we emphasize our global distribution capabilities, the quality of our products and services, our contracts with four of the six largest online travel agencies, our extensive network of traditional and online travel agencies and the ability of travel suppliers to display information at no charge until a transaction is processed.

        We have entered into fare content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Each airline has agreed to provide our traditional and online travel agencies in the territories covered by the agreements with substantially all fare content (including web fares) in exchange for monthly fee payments from us. We have agreed to keep the average fees per transaction paid by each airline steady for traditional travel agency bookings in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS for three years. Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these new fare content agreements will provide our traditional travel agencies in the territories covered by the agreements with access to improved quality and content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we are pursuing agreements similar to these fare content agreements with other major airlines in order to obtain access to such content.

Travel Agencies

        Approximately 16,000 traditional travel agency locations and 50 online travel agencies worldwide depend on us to provide travel information, book and ticket travel purchases and manage travel information and agency operations. Access to our GDS enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by our travel suppliers. Through our GDS, our travel agencies have access to approximately 463 airlines, 225 hotel chains and 30 car rental companies. Travel agencies access our GDS using hardware and software typically provided by us or a third party. We also provide technical support, training and other assistance to travel agencies. Travel agencies generally pay a fee for access to our GDS and for the equipment, software and services provided. However, this fee is often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period. Additionally, we provide cash incentives or other inducements to a significant number of travel agencies as a means of facilitating greater use of our GDS.

        Our travel agencies consist of online travel agencies, traditional travel agencies, and corporate travel departments.

  •
  Online Travel Agencies.    We have contracts with approximately 50 online travel agencies, including long-term agreements with three of the largest online travel agencies in the world (Expedia, Orbitz and Priceline). We act as the processing engine for our online travel agencies by providing information to and processing services for these online travel agencies' systems. Our services enable these online travel agencies to provide consumers with travel information and the ability to make travel reservations. Our online travel agency customers accounted for over 67% of online airline transactions in the United States processed by a GDS during the year ended December 31, 2004. Transactions generated by online travel agencies constituted approximately 50% of the transactions processed by us in the year ended December 31, 2004. Transactions processed for Expedia, Hotwire, Orbitz and Priceline, our four largest online travel agencies, accounted for approximately 48% of our total transactions in the year ended December 31, 2004. Our contracts with Expedia, Orbitz and Priceline expire in 2010, 2011 and 2007, respectively. In addition, we have an agreement with Hotwire, another online travel agency, to process all of its airline transactions through us, rather than Sabre, its previous provider.

  •
  Traditional Travel Agencies.    Approximately 16,000 travel agency locations worldwide rely on us to plan, book and ticket travel for their customers, as well as manage travel information and agency operations. We provide traditional travel agencies with access to our GDS and customized hardware and software, often utilizing Web-based technologies, in return for fees that typically vary inversely with productivity, as measured by the number of transactions we process for the traditional travel agency. Such fees are payable monthly over the term of the traditional travel agency's agreement with us, generally five years in the United States and three years in Europe. Some of our largest traditional travel agency customers include American Express, USA Gateway Travel and World Travel/BTI. Transactions processed for traditional travel agencies constituted approximately 50% of the transactions processed by us in the year ended December 31, 2004. Based upon our analysis of our 1,000 largest traditional travel agencies, the average relationship tenure among those traditional travel agencies is approximately nine years. In 2002, 2003 and 2004, average turnover of our traditional travel agencies in North and South America was approximately 6%. Transactions processed for our top ten traditional travel agencies accounted for approximately 9% of our total transactions in the year ended December 31, 2004. No individual traditional travel agency accounted for more than 5% of our total transactions in 2004.

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

        Our primary customers in the information technology services segment are Delta and Northwest. We have had IT services agreements in place with Delta and Northwest since 1993. Pursuant to the technology services agreements entered into with these two airlines at the closing of the Acquisition by WTI (called founder airline services agreements or FASAs), we will continue to fulfill the information technology requirements relating to the hosting of core internal reservation system services for each of Delta and Northwest during the term of the agreements. In addition, we provide contract software development and transaction processing services and other airline support services for each of these airlines. The FASAs contain minimum levels of software development services to be provided by us to each of Delta and Northwest. We also provide information technology services for approximately 10 other customers throughout the world.

        We also provide airlines and other travel-related companies with specific internal reservation system products and services on a subscription basis. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of products and services to meet the needs of airlines which use multiple providers, including Fares and Pricing (which is a fare-shopping tool that enables airlines to outsource fares and pricing functionality to us); Electronic Ticketing (which is a database that enables airlines to outsource electronic ticketing storage and maintenance to us); Worldspan Rapid RepriceSM (which is an automated solution that enables airlines to increase revenues and provide better service by recalculating fares when itineraries change); and e-Pricing® (which is a multi-server-based fare search tool, developed jointly by us and Expedia and is used by our customers to provide their users with a greater selection of travel options).

Strategic Relationships

        In order to facilitate the delivery of leading technologies, products and services to our travel suppliers and our travel agencies, we have forged a number of relationships with leading companies. These strategic alliances have helped position us at the forefront of the travel distribution industry.

        Online Travel Agencies.    We have developed a strategy of partnering with online travel agencies rather than owning an online travel agency. Because we have avoided competing directly with online travel agencies, we believe that we are well positioned to take advantage of the channel shift in bookings to online travel agencies. We have long-term contracts with three of the largest online travel agencies (Expedia, Orbitz and Priceline), which represented approximately 61% of the total U.S. online travel agency market share for airline transactions processed by a GDS in 2004. In addition, we have an agreement with Hotwire, another online travel agency, to process its airline transactions through us, rather than Sabre, its previous provider.

        Delta and Northwest.    We believe that our marketing agreements with Delta and Northwest will assist us in attracting and retaining travel agencies and providing a high level of service to them. Pursuant to these agreements, each of Delta and Northwest has agreed to continue to provide marketing support for our GDS with respect to travel agencies in North and South America (in the case of Delta) and the U.S. and Japan (in the case of Northwest). The marketing support from these airlines is exclusive to us in these territories until June 2006 in the case of Delta and until June 2007 in the case of Northwest, with the exclusivity commitment from these airlines subject to us satisfying transaction fee pricing requirements for our GDS services for each of those two airlines. In addition, the marketing agreements contain commitments from each of Delta (until June 2006) and Northwest (until June 2007) not to terminate its participation in our GDS unless it first terminated its participation in the GDSs of Amadeus, Galileo and Sabre, subject to us satisfying certain GDS transaction fee pricing and other requirements. Each of Delta (until June 2006) and Northwest (until June 2007) also agreed to provide to us no less functionality, inventory, inventory controls or information related thereto in any given country than such airline provides to any other current GDS in that country and to provide to us all fares that it makes available to any other current GDS for distribution to all such other GDS's subscribers on the same terms and conditions, in each case subject to us satisfying certain GDS transaction fee pricing and functionality requirements. In January 2005, Northwest notified us that our transaction fee pricing did not satisfy the conditions of our marketing support agreement with Northwest. Northwest indicated that until we modify our GDS transaction fee pricing, it would suspend its support of our sales and marketing efforts in the United States and a program in which Northwest provides discounted airline tickets for our use in conjunction with our sales activities. We notified Northwest that we disputed its position, and were ultimately able to work with Northwest to review the relevant data and resolve the issues. We do not believe that these actions will have a materially adverse impact to our business, financial condition and results of operations.

        IBM.    We have an asset management agreement with IBM which expires in June 2008. The agreement allows us to purchase IBM software, services and hardware at favorable prices. As a result of this agreement, we believe that we will be able to increase our processing and computer capabilities without a significant increase in associated software and hardware costs.

Customers

        Travel Suppliers.    Our travel supplier base includes approximately 463 airlines, 225 hotel chains and 30 car rental companies. The table below depicts our largest travel suppliers in the airline, car rental and hotel chain categories in 2004.

Airlines	Car Rental Companies	Hotels
American Airlines	Alamo	Courtyard by Marriott
Delta Air Lines	Avis	Hampton Inns
Northwest Airlines	Budget	Hilton Hotels
United Air Lines	Hertz	Holiday Inn
US Airways	National	Marriott

        Our top five and top ten travel suppliers (all of which are airlines) represented approximately 51% and 64%, respectively, of our total revenues in 2004. Additionally, in the year ended December 31, 2004, Delta, Northwest and United represented 18%, 11% and 10%, respectively, of our total revenue. In 2003, Delta and Northwest represented 19% and 12% of our revenues, respectively. In 2002, Delta and Northwest represented 20% and 14%, respectively. No other supplier represented more than 10% of our total revenues.

        Travel Agencies.    Our travel agencies include approximately 16,000 traditional travel agency locations in more than 70 countries and approximately 50 online travel agencies, including four of the six largest online travel agencies in the world. The table below depicts our largest travel agencies in the traditional travel agency and online travel agency categories in 2004.

Traditional	Online
American Express	Expedia
Navigant	Hotwire.com
Travel Incorporated	Orbitz
USA Gateway Travel	Priceline
World Travel/BTI	Site59.com

        Our top five and top ten travel agencies generated approximately 50% and 55%, respectively, of our total transactions in 2004. In 2004, Expedia, Hotwire, Orbitz and Priceline represented approximately 48% of our total transactions, up from 43% in 2003 and 37% in 2002. Expedia alone generated over 28% of our total transactions in 2004, up from 25% in 2003 and over 15% in 2002. Orbitz accounted for over 9% of our total transactions in 2004, 2003 and 2002.

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

        Travel Supplier/Information Technology Services.    Our travel supplier sales and support professionals maintain our business relationships with the hundreds of travel industry suppliers that distribute services electronically. This group also sells our hosting, information technology and transaction-based services. They focus on meeting the needs of their customers on a segmented basis. Dedicated hotel and car industry salespeople serve those respective customers, while airline distribution salespeople sell to airline customers and potential customers. We also maintain a separate team of hosting, information technology and transaction-based salespeople to market the specific services that we offer to airlines and others.

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

Competition

        GDS Market.    The marketplace for travel distribution is large, multi-faceted and highly competitive. In the GDS market, we compete primarily with three other GDS companies: Amadeus, Galileo and Sabre. Our share of the GDS airline market, based upon airline transactions in 2004 totaled approximately 32% in the U.S. and approximately 18% worldwide. Each of our primary competitors offers products and services similar to ours. We believe competition in the GDS market occurs primarily on the basis of the following criteria:

  •
  travel supplier and travel agency relationships;

  •
  product features, functionality and performance;

  •
  travel supplier participation levels and availability of inventory;

  •
  technology;

  •
  customer and marketing support;

  •
  global service capability; and

  •
  service, prices and inducements to travel agencies.

        In addition to making their travel-related products and services available through a GDS, travel suppliers are increasingly utilizing alternate channels of distribution designed to directly connect with consumers without the use of a GDS, which may shift business away from us. One alternate method involves travel suppliers giving consumers direct access to their inventory. Examples of this method include travel supplier proprietary websites, internal reservation call centers and ticket offices. A second alternate method involves travel suppliers providing their inventory directly to online and traditional travel agencies without the use of a GDS. Examples of this include participation by several airlines, such as American Airlines, America West Airlines, Continental Airlines and Northwest in a direct connect link with Orbitz. The creation and subsequent divestiture of travel supplier joint ventures, such as Orbitz (formerly owned by major U.S. airlines) and Opodo (controlled by Amadeus and formerly by large European airlines), could enhance development of this method.

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

        Information Technology Services Market.    Competition within the information technology services market is segmented by the type of service offering. Internal reservation and other system services competitors include Amadeus, EDS, Navitaire, Sabre and Unisys/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines, such as Aer Lingus's Astral System or KLM's Corda system. Competitors for data center and network outsourcing services include EDS, Galileo, IBM, Sabre and Unisys/SITA. Our competitors for information technology consulting include Accenture, Booz, Allen & Hamilton Consulting, Capgemini, CSC, EDS, IBM, Sabre and Unisys/SITA.

Technology and Operations

        We continuously invest in technology, software and hardware. We believe that we will benefit from economies of scale as our technology and infrastructure are readily expandable and can support incremental volume without significant additional investment. Our GDS is capable of sustained processing of more than 10,000 peak messages per second with currently installed hardware. For the year ended December 31, 2004, the average transaction rate for our TPF systems was 4,328 messages per second. The physical plant is continually being advanced to leverage technologies that improve our efficiency, performance, speed to market, reliability, security and uptime requirements.

        Significant efforts over the last three years have moved our infrastructure from one supporting primarily legacy technology protocols and platforms to one focused on IP-based technologies. This has been key to enabling creation of a hybrid computing environment that leverages TPF for very high volume transaction processing but supports seamless incorporation of more open platforms. This hybrid environment provides quicker time to market, options to use third-party software products, richer content support and cost effective hardware choices when very high transaction volumes are not an issue.

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

        We have designed and implemented our Internet network to assure the availability of this strategic connection to the travel marketplace. Our connection to the Internet is maintained through AT&T, SITA and Uninet S.A. de C.V. We use Internet connectivity to provide solutions for internal corporate access, business partner connections and consumer access to both Worldspan hosted and branded Internet products and services.

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

Employees

        On December 31, 2004, we had a worldwide staff of about 2,196 employees. Of these, about 1,087 were located at our headquarters and data center in Atlanta, Georgia and about 519 were located in Kansas City, Missouri. Other larger employee facilities include an office in London, England with about 150 employees, an office in Ft. Lauderdale, Florida with about 70 employees, and an office in Mexico City, Mexico with about 50 employees. The balance of the employees are located in smaller facilities in Europe, South America, the Middle East and Asia or are based in field locations or work out of their homes.

        Our employees perform a large number of functions including applications and systems programming, data center and telecommunications operations and support, marketing, sales, customer training and support, finance, human resources, and administration. We have organized our employees into the following seven worldwide areas, each with the approximate number of employees as of December 31, 2004: Product Solutions—841 employees; Technical Operations—373 employees; Travel Distribution—607 employees; Corporate Planning and Development—47 employees; Finance—144 employees; e-Commerce and Product Planning—117 employees; and Legal and Human Resources—67 employees. We consider our current employee relations to be good. None of our employees is represented by a labor union.

GDS Industry Regulation

        GDSs have been, or currently are regulated by the U.S., the European Union ("E.U.") and other countries in which we operate. The U.S. Department of Transportation ("DOT") and the European Commission ("EC") are the principal relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are reexamining their GDS regulations and appear to be moving toward deregulation.

        Until July 31, 2004, DOT rules governed certain conduct of GDSs. On January 31, 2004, most DOT rules governing GDSs terminated. The remaining GDS rules terminated on July 31, 2004. Although the DOT's GDS rules have terminated, the DOT continues to assert statutory jurisdiction over GDSs.

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

  •
  Relationships with covered subscribers.    GDSs must allow subscribers covered by the regulations ("Covered Subscribers") to terminate their GDS subscriber contracts on three months' notice after the first year of the agreement and allow the Covered Subscriber's use of another system; and

  •
  Use of third-party hardware, software and databases.    GDS owner airlines are prohibited from linking the payment of commissions to Covered Subscribers to the Covered Subscriber's use of the GDS of which the airline is an owner, requiring a Covered Subscriber to use the GDS of which the airline is an owner, and banning Covered Subscribers from using hardware or software provided by third parties in connection with the system's equipment, unless that hardware or software threatens to impair the integrity of the system.

        The EC has begun the process of reviewing the GDS regulations for possible changes, including eliminating some or all of these regulations. The EC has not yet published any proposed new GDS regulations, and it is unknown when or if the EC may issue proposed and/or final regulations or what form they may take.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include:

  •
  eliminating the "obligated carrier" rule, which required larger airlines in Canada to participate equally in the GDSs; and

  •
  elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory.

        In the rule-making process leading up to these amendments, we advocated for complete deregulation of the GDS industry in Canada.

        GDS regulations also exist in Peru and there is a possibility of additional regulation in other jurisdictions. Several countries have examined or are examining, the possibility of GDS regulation including Brazil, Australia, and some Middle Eastern countries.

Other Regulation

        There also exists privacy and data protection legislation in numerous jurisdictions around the world, including the E.U. through its Data Protection Directive (and implementing statutes of this Directive in the E.U. Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the E.U. Member States. In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Secure Flight Program. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. It is expected that our business will continue to be impacted by privacy and data protection legislation.

        We may be impacted by regulations affecting issues such as exports of technology, telecommunications and electronic commerce. Some portions of our business, such as our Internet-based travel marketing and distribution, may be affected if regulations are adopted in these areas. Any such regulations may vary among jurisdictions. We believe that we are capable of addressing these regulatory issues as they arise.

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

Intellectual Property Rights

        We use software, business processes and other proprietary information to carry out our business. These assets and related copyrights, trade secrets, trademarks, patents and intellectual property rights are significant assets of our business. We rely on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation, including our proprietary TPF applications, are protected under trade secret and copyright laws where appropriate. We also seek statutory and common law protection of our trademarks, such as Worldspan, where appropriate. In addition, we are seeking patent protection for key technology and business processes of our business. The laws of some foreign jurisdictions provide less protection than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us and there can be no assurance that our legal remedies would adequately compensate us for the damages to our business caused by such use.

        We rely on a number of third-party and jointly developed software licenses which are material to our business. These include the TPF operating system software that we license from IBM and that supports our core GDS technology. The IBM license expires in June 2008. In addition, we developed e-Pricing® jointly with Expedia and share intellectual property rights in this application.

        The estimated amount spent on company-sponsored research and development activities was $7.2 million, $9.5 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amount spent on customer-sponsored research and development activities was $4.8 million, $5.0 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Availability of Reports and Other Information

        Our Internet website address is www.worldspan.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission (the "SEC") pursuant to Sections 13(a) and 15(d) of the Exchange Act, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.

Risk Factors

        As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Risks Relating to Our Business

        Dependence on the Travel Industry in General and the Airline Industry in Particular—Our revenues are highly dependent on the travel industry, and particularly on the airlines, and a substantial decrease in travel bookings could adversely affect our electronic travel distribution revenues.

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

        The downturn in the commercial airline market, together with the terrorist attacks of September 11, 2001, the global economic downturn, SARS and the war and continuing conflict in Iraq, have adversely affected the financial condition of many commercial airlines and other travel suppliers. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. A substantial portion of our revenues is derived from transaction fees received directly from airlines and from the sale of products and services directly to airlines. If an airline declared bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline or a rejection by the airline of some or all of our agreements with it, all of which could have a material adverse effect on our business, financial condition and results of operations.

        Susceptibility to Terrorism and War—Acts of terrorism and war could have an adverse effect on the travel industry, which in turn could adversely affect our electronic travel distribution revenues.

        Travel is sensitive to safety and security concerns, and thus declines after occurrences of, and fears of future incidents of, terrorism and hostilities that affect the safety, security and confidence of travelers. For example, the start of the war in Iraq in March 2003 and the continuing conflict there and the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in the cancellation of a significant number of flights and travel bookings and a decrease in new travel bookings. Future revenues may be reduced by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies. As an example, escalation of the U.S. Government's terrorist security alert level to code orange or higher may adversely impact demand for air travel. These effects, depending on their scope and duration, which we cannot predict, could significantly impact our business, financial condition and results of operations.

        Competition—We operate in highly competitive markets, and we may not be able to compete effectively.

        In our electronic travel distribution segment, we compete primarily against other large and well-established GDSs, including those operated by Amadeus, Galileo and Sabre, each of which may have greater financial, technical and other resources than we have. These greater resources may allow our competitors to better finance more strategic transactions and more research and development than us and it could allow them to offer more or better products and services for less than we can. Competition among GDSs to attract and retain travel agencies is intense. In competitive markets, we and other GDSs offer discounts, incentive payments and other inducements to travel agencies if productivity or transaction volume growth targets are achieved. In order to compete effectively, we may need to increase inducements, increase spending on marketing or product development, make significant investments to purchase strategic assets or take other costly actions. Although expansion of the use of these inducements could adversely affect our profitability, our failure to continue to provide inducements could result in the loss of some travel agency customers. If we were to lose a significant portion of our current base of travel agencies to a competing GDS or if we were forced to increase the amounts of these inducements significantly, our electronic travel distribution revenues, inducement expense and financial condition could be materially adversely affected. In addition, we face competition in the travel agency market from travel suppliers and new types of travel distribution companies that seek to bypass GDSs and distribute directly to travel agencies or consumers.

        In our information technology services segment, there are several organizations offering internal reservation system and related technology services to the airlines, with our main competitors being Amadeus, EDS, Navitaire, Sabre and Unisys/SITA. This segment is highly competitive and the competitors are highly aggressive. If we cannot compete effectively to keep and grow this segment of business, we risk losing customers and economies of scale which could have a negative impact on our information technology services revenues.

        Factors affecting the competitive success of GDSs include the timeliness, reliability and scope of the information offered, the reliability and ease of use of the GDS, the fees charged and inducements paid to travel agencies, the transaction fees charged to travel suppliers and the range of products and services available to travel suppliers and travel agencies. We believe that we compete effectively with respect to each of these factors. In addition, deregulation of the GDS industry in the U.S. will likely increase competition between the GDSs. Increased competition could require us to increase spending on marketing or product development, decrease our transaction fees and other revenues, increase inducement payments or take other actions that could have a material adverse effect on our business, financial condition and results of operations.

        Travel Supplier Cost Savings—Travel supplier cost savings efforts may shift business away from us or cause us to reduce the fees we charge to suppliers or increase the inducements we offer to travel agencies, thereby adversely affecting our electronic travel distribution revenues and inducement expense.

        Travel suppliers, particularly airlines, are aggressively seeking ways to reduce distribution costs and, through the use of the Internet and otherwise, are seeking to decrease their reliance on global distribution systems including us. Travel suppliers have increasingly been providing direct access to their inventory through their own websites through travel agencies and through travel supplier joint ventures, which potentially bypass GDSs. See the section captioned "Risk Factors—Competition—We operate in highly competitive markets, and we may not be able to compete effectively" under this Item 1 for further information. Some of these travel suppliers offer lower prices when their products and services are purchased directly from these supplier-related distribution channels. These lower prices are not always available to us. Some of these travel suppliers are also not providing their lowest fares to GDSs unless the GDS provides them with lower transaction fees. These practices may have the effect of diverting customers away from us to other distribution channels, including websites, or of forcing us to reduce our transaction fees, which could have a material adverse effect on our electronic travel distribution revenues, inducement expense and financial condition. Moreover, consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels. In addition, some travel suppliers have reduced or eliminated commissions paid to both traditional and online travel agencies. The reduction or loss of commissions may cause travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid inducements. We may have to increase inducement payments or incur other expenses in order to compete for travel agency business.

        Fare Content Agreements—Our efforts to obtain more comprehensive content through airline fare content agreements may cause downward pressure on pricing and adversely affect our electronic travel distribution revenues.

        Some airlines have differentiated the fare content that they provide to us and to our GDS competitors. Some fare content has been provided to GDSs at no additional charge under standard participation agreements, and other content, such as web fares, has been withheld unless the GDS agrees to provide discounts, payments or other benefits to the airline. We have entered into fare content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content (including web fares) it provides to the travel agencies of other GDSs in exchange for payments from us and/or discounts to transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency bookings in the territories covered by the agreements. Further, we have executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We believe that obtaining similar fare content from other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we are pursuing agreements similar to these fare content agreements with some other major airlines. We expect that our fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines which could have a material adverse effect on our business, financial condition and results of operations in the future, including during the next three-year period. In addition, our fare content agreements are subject to several conditions, exceptions, term limitations and termination rights. There is no guarantee that the participating airlines will continue to provide their fare content to us to the same extent as they do at the current time. The loss or substantial reduction in the amount of fare content received from the participating airlines could negatively affect our electronic travel distribution revenues and financial condition.

        Dependence on a Small Number of Airlines—We depend on a relatively small number of airlines for a significant portion of our revenues and the loss of any of our major airline relationships would harm our revenues.

        We depend on a relatively small number of airlines for a significant portion of our revenues. Our five and ten largest airline relationships represented an aggregate of approximately 51% and 64%, respectively, of our total 2004 revenues. In 2003, our five largest airline relationships represented an aggregate of approximately 54% of revenues, down from 55% in 2002, while our ten largest airline relationships represented an aggregate of approximately 66% of our total 2003 revenues, down from 67% in 2002. Our five largest airline relationships by total revenue in 2004 were with Delta, Northwest, United Air Lines, American Airlines and US Airways, representing 18%, 11%, 10%, 9% and 5% of our total 2004 revenues, respectively. In 2003, these carriers accounted for 19%, 12%, 9%, 8% and 5%, respectively. We expect to continue to depend upon a relatively small number of airlines for a significant portion of our revenues. In addition, although we expect to continue our relationships with these airlines, our airline contracts can be terminated on short notice. Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships, including due to the bankruptcy of an airline, could have a material negative impact on our revenues and financial condition.

        Dependence on a Small Number of Online Travel Agencies—We are highly dependent on a small number of large online travel agencies, and the success of our business depends on continuing these relationships and the continued growth of online travel commerce.

        In 2004, Expedia, Hotwire, Orbitz and Priceline represented approximately 48% of our total transactions, with Expedia representing over 28% of our total transactions and Orbitz representing over 10% of our total transactions. If we were to lose and not replace the transactions generated by any of our material online travel agencies, our electronic travel distribution revenues and financial condition would be materially adversely impacted. In addition, if other online travel agencies become more successful or new online travel agencies emerge and we lose online transaction volumes as a result, our electronic travel distribution revenues and financial condition (including the carrying value of certain intangibles) could be materially adversely impacted. See the section captioned "Uncertainty in Transaction Volumes from Online Travel Agencies" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

        While we have long-term contracts with Expedia, Orbitz and Priceline, these agencies have a variety of termination rights and other rights to reduce their business with us. Hotwire has the right to terminate its contract with us for any reason on 90 days advance notice. Expedia has the right to renegotiate the inducements payable to it by us every three years, and it can terminate its contract with us if we cannot reach an agreement on inducements. Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia's transactions has not occurred and, at this time, we cannot forecast the timing or magnitude of any such movement on our financial position or results of operations. Further, Cendant Corporation recently acquired Orbitz. Cendant's Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights. Although we currently continue to operate under these agreements, we cannot assure you that any travel agency will not attempt to terminate its agreement with us or otherwise move business to another GDS in the future. Any such termination or a significant reduction in transaction volumes would have a material adverse effect on our electronic travel distribution revenues and financial condition (including the carrying value of certain intangibles).

        In addition, our growth strategy relies on the continuing growth in the travel industry of the Internet as a distribution channel. If consumers do not book significantly more travel online than they currently do today and if the use of the Internet as a medium of commerce for travel bookings does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected. Consumers have historically relied on traditional travel agencies and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products and services. The growth of our business is dependent on the number of consumers who use the Internet to make travel bookings increasing significantly.

        Relationships with our Founding Airlines—A significant portion of our current revenues are attributable to our founding airlines, and there is no guarantee that these airlines will continue to use our services to the same extent that they did when they owned us or that they will not indirectly compete with us.

        Each of American Airlines, Delta and Northwest has important commercial relations with us. In 2004, revenues received from our founding airlines represented, in the aggregate, approximately 37% of our total revenues. Approximately 85% of this revenue was from transaction fees and the balance was derived from information technology services provided to Delta and Northwest. Delta is the largest single travel supplier utilizing our GDS, as measured by transaction fee revenues, generating transaction fees that accounted for approximately 18% of our 2004 revenue, while Northwest and

American Airlines represent approximately 11% and 9%, respectively, for the year ended December 31, 2004. In addition, approximately 78% of our information technology services revenues, which represented approximately 7% of our total revenues in 2004, are derived from providing processing, software development and other services to Delta and Northwest. Although we believe that each founding airline will continue to distribute its travel services through our GDS and that Delta and Northwest will continue to use our information technology services, there is no guarantee that our founding airlines will continue to use these services to the same extent as they did prior to the Acquisition or at all. In addition, although we have entered into noncompetition agreements with our founding airlines and each has agreed not to operate a GDS for three years after the Acquisition, there is no guarantee that our founding airlines will not indirectly compete with us in some or all of our markets, such as through supplier direct connections which could bypass our GDS. The loss or substantial reduction of fees from any of our founding airlines, or direct or indirect competition from any of our founding airlines, could negatively affect our revenues, inducement expense and financial condition.

        For instance, in March 2004, Delta notified us that our GDS transaction fee pricing did not satisfy the conditions of our marketing support agreement with Delta. Delta indicated that, until we modify our GDS transaction fee pricing, it would suspend marketing support of us and the discount that Delta has provided to us for business travel. We have subsequently resolved the GDS transaction fee pricing issue and restored Delta's marketing support and the business travel discount. In addition, in January 2005, Northwest notified us that our transaction fee pricing did not satisfy the conditions of our marketing support agreement with Northwest. Northwest indicated that until we modify our GDS transaction fee pricing, it would suspend its support of our sales and marketing efforts in the United States and a program in which Northwest provides discounted airline tickets for our use in conjunction with our sales activities. We notified Northwest that we disputed its position, and were ultimately able to work with Northwest to review the relevant data and resolve the issues. We do not believe that these actions will have a materially adverse impact to our business, financial condition and results of operations.

        FASA Credits—The FASA credits and FASA credit payments owed under the FASAs may continue despite a significant reduction in or termination of FASA revenues.

        Pursuant to our founder airline services agreements, or FASAs, with each of Delta and Northwest, we are obligated to provide monthly FASA credits to Delta and Northwest to be applied against FASA service fee payments due from those airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate of approximately $100.0 million to each of Delta and Northwest as of December 31, 2004. Our obligations to provide these FASA credits to Delta and Northwest may continue despite a significant reduction in service fee payments from Delta or Northwest under the FASAs, as applicable. For instance, if Delta or Northwest reduces or ceases operations in a way that reduces or eliminates the amount of airline services the airline obtains from us under its FASA, our FASA credit obligations will remain, although its failure to comply with its software development minimum and exclusivity obligations will constitute a breach of its agreement. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In addition, if we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. As a result, there could be a significant reduction in the revenues we receive from Delta and/or Northwest under the FASAs while our obligations to provide FASA credits and make FASA credit payments to Delta and/or Northwest, as applicable, would continue without interruption.

        In addition, Delta or Northwest may terminate its FASA due to our failure to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement. Furthermore, such a termination by Delta or Northwest of its FASA would constitute a default under our "new senior credit facility" (as defined hereafter) and may constitute a default under any other of our future senior credit facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding under our new senior credit facilities and any of our future credit facilities to be immediately due, and the lenders thereafter could foreclose upon the assets securing our senior credit facilities. In that event, we cannot assure you that we would have sufficient assets to repay all of our obligations, including our "old senior notes" and "new senior secured notes" (both as defined hereafter) and the related guarantees. If the event of default is waived by the applicable lenders under our senior credit facilities or our senior credit facilities are no longer outstanding, the remaining portion of the FASA credits deliverable by us to the terminating airline will not be provided according to the nine year schedule and will instead be payable in cash to the terminating airline as and when, and only to the extent that, we are permitted to make such payments as "Restricted Payments" under the restricted payment covenant test contained in the indenture governing our senior secured notes. In such a circumstance, we will be required to make FASA credit payments to a terminating airline at a time when such airline is no longer paying FASA service fees to us. Although we have historically satisfied the relevant FASA performance standards under our predecessor services agreements with Delta and Northwest, we cannot assure you that we will continue to satisfy those standards and that the FASAs will not be terminated by Delta or Northwest. A termination of one or both of the FASAs under any of these circumstances could have a material adverse effect on our business, financial condition and results of operations. For further discussion of the terms of the FASAs, see the section captioned "Liquidity and Capital Resources" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Critical Systems—Our systems may suffer failures, capacity constraints and business interruptions, which could increase our operating costs, decrease our revenues and cause us to lose customers.

        The reliability of our GDS is critical to the success of our business. Much of our computer and communications hardware is located in a single data center located near Atlanta, Georgia. Our systems might be damaged or interrupted by fire, flood, power loss, telecommunications failure, physical or electronic break-ins, earthquakes, terrorist attacks, war or similar events. Computer malfunctions, computer viruses, physical or electronic break-ins and similar disruptions might cause system interruptions and delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, we could be harmed by outages in, or unreliability of, the data center or computer systems.

        In addition, we rely on several communications services companies in the United States and internationally to provide network connections between our data center and our travel agencies' access terminals and also our travel suppliers. In particular, we rely upon AT&T and SITA, which is owned by a consortium of airlines and other travel-related businesses, to maintain our data communications and to provide network services in the United States and in many countries served by us. We occasionally experience network interruptions and malfunctions that make our global distribution system or other data processing services unavailable or less usable. Any significant failure or inability of AT&T, SITA or other communications companies to provide and maintain network access could have a material adverse effect on our revenues, operating costs and financial condition.

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

        In addition, licenses for a number of software products have been granted to us. Some of these licenses, individually and in the aggregate, are material to our business. Although we believe that the risk that we will lose any material license is remote, any loss could have a material adverse effect on our revenues and financial condition.

        Intellectual Property—Our products and services may infringe on claims of intellectual property rights of third parties, which could adversely affect our revenues and increase our legal costs.

        We do not believe that any of our products, services or activities infringe upon the intellectual property rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products, services or activities. Any infringement claim, with or without merit, could result in substantial costs and diversion of management and financial resources, and a successful claim could effectively block our ability to use or license products and services in the United States or abroad or cost us money. Any infringement claim, therefore, could have a material adverse effect on our revenues and increase our legal costs.

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

        Our technology infrastructure is largely fixed. As a result, in the event of a significant reduction in transaction volumes or revenues, technology costs would remain relatively constant. If a reduction continued for a prolonged period, our revenues, operating expenses and financial condition could be materially adversely affected.

        Regulatory Risks—Regulatory developments could limit our ability to compete by restricting our flexibility to respond to competitive conditions.

        Changes and developments in the regulatory environment could have an adverse affect on our financial condition or results of operations, including by negatively impacting our transaction volume, transaction fees and by otherwise impacting the way we operate our business. GDSs have been, or are currently regulated by the U.S., the European Union ("E.U.") and other countries in which we operate. The U.S. Department of Transportation ("DOT") and the European Commission ("EC") are the principal relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are examining their GDS regulations and appear to be moving toward deregulation. Regulatory changes in the U.S., E.U. or other countries could have a material adverse effect on our revenues, operating expenses, financial condition and results of operations.

        Until July 31, 2004, DOT rules governed certain conduct of GDSs. On January 31, 2004, most DOT rules governing GDSs terminated. The remaining DOT rules terminated on July 31, 2004. Deregulation in the U.S. could create uncertainty as to established GDS business models. Discontinuance of the rules could facilitate efforts by the airlines to divert travel bookings to distribution channels that they own and control and could also facilitate movement of travel agencies from one GDS to another. In addition, elimination of the rule prohibiting discrimination in airline fees could affect transaction fee revenues. Although DOT's GDS rules have terminated, DOT continues to assert statutory jurisdiction over GDSs.

        E.U. regulations continue to address the participation of airline GDS owners in other GDSs. See the section captioned "GDS Industry Regulation" under "Item 1. Business" for further information.

        The EC is engaged in a comprehensive review of its rules governing GDSs. It is unclear at this time when the EC will complete its review and what changes, if any, will be made to the E.U. rules. We could be unfairly and adversely affected if the E.U. rules are retained as to traditional GDSs used by travel agencies but are not applied to businesses providing comparable services, such as travel distribution websites owned by more than one airline. In addition, we could be adversely affected if changes to the rules, changes in interpretations of the rules, or new rules increase our cost of doing business, limit our ability to establish relationships with travel agencies, airlines, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or changes fees. Continued GDS regulation in the E.U. and elsewhere, while GDS regulations have terminated in the U.S., could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include eliminating the "obligated carrier" rule, which required larger airlines in Canada to participate equally in the GDSs, and elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Due to the elimination of the obligated carrier rule in Canada, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through the Worldspan GDS.

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

        In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration's Secure Flight Program. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. These and other privacy developments that are difficult to anticipate could impact our legal and other operating expenses and financial condition.

        Key Employees—Our ability to attract, train and retain executives and other qualified employees is crucial to results of operations and future growth.

        We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the GDS industry, including: Rakesh Gangwal, our Chairman and Chief Executive Officer; Gregory O'Hara, our Executive Vice President—Corporate Planning and Development; Ninan Chacko, our Senior Vice President—e-Commerce and Product Planning; David A. Lauderdale, our Chief Technology Officer and Senior Vice President—Technical Operations; Michael B. Parks, our Senior Vice President and General Manager; Susan J. Powers, our Chief Information Officer and Senior Vice President—Worldwide Product Solutions; Jeffrey C. Smith, our General Counsel, Secretary and Senior Vice President—Human Resources; and Kevin W. Mooney, our Chief Financial Officer. We have entered into employment agreements with each of the above listed key employees to provide them with incentives to remain employed by us, all as more fully described in the section of this report entitled "Management—Employment agreements." However, we cannot assure you that any of these individuals will continue to be employed by us. The specialized skills needed by our business are time-consuming and difficult to acquire and in short supply, and this shortage is likely to continue. A lengthy period of time is required to hire and train replacement personnel when skilled personnel depart the company. An inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

        Business Combinations and Strategic Investments—We may not successfully make and integrate business combinations and strategic investments.

        We plan to continue to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Those transactions with other companies create risks such as difficulty in assimilating the technology, products and operations with our technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; impairment of relationships with existing executives, employees, customers and business partners; and losses that may arise from equity investments. In the past, in an effort to secure new technologies or obtain unique content for our GDS, we have invested in a number of early-stage technology companies. Each of these investments has required senior management attention. Many of these companies have failed, and most of our investments have been written down. If we enter into such transactions in the future, we may expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations. In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise make these transactions on acceptable terms.

        Seasonality—Because our business is seasonal, our quarterly results will fluctuate.

        The travel industry is seasonal in nature. Bookings, and thus transaction fee revenues charged for the use of our GDS, typically decrease each year in the fourth quarter, due to the early bookings by customers for travel during the holiday season and a decline in bookings for business travel during the holiday season. During 2003 and 2004, our transactions in the fourth quarter have averaged approximately 22% of total transactions for those years. Seasonality could cause our revenues to fluctuate significantly from quarter to quarter. Substantial fluctuations in our revenues could have a material adverse effect on us.

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

        Approximately 15% of our revenues during 2004 were generated through our foreign subsidiaries. We face risks inherent in international operations, such as risks of:

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

        While we and our subsidiaries transact business primarily in U.S. dollars and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues are denominated in other currencies, such as the Euro and the British pound sterling. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our operating expenses and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the past, we have incurred such losses, including a $0.9 million loss during 2004.

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

        Substantial Leverage—Our substantial consolidated indebtedness could adversely affect our financial health.

        We have a significant amount of indebtedness. Following the consummation of the refinancing transactions detailed in the section captioned "Liquidity and Capital Resources" under "Item 7. Management's Discussion and Analysis of Financial Condition and Operations," we had total indebtedness of $820.4 million (of which $300.00 million consisted of our new senior secured notes, $0.5 million consisted of our remaining old senior notes, $450.0 million consisted of senior debt under our new senior credit facility, and the balance consisted of obligations under capital leases). On December 31, 2004, we had total indebtedness of $410.9 million (of which $280.0 million consisted of our old senior notes and the balance consisted of senior debt under our old senior credit facility and obligations under capital leases). Our ratio of earnings to fixed charges was 0.4x and 2.0x for the six months ended December 31, 2003 and the year ended December 31, 2004, respectively.

        Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

        In addition, the indenture governing the new senior secured notes, and our new senior credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

        Additional Borrowings Available—Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior secured notes do not fully prohibit us or our subsidiaries from doing so. Our new senior credit facility permits additional borrowings of up to $40.0 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

        Variable Rate Indebtedness—Our new senior credit facility and new senior secured notes may subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Certain of our borrowings, primarily our new senior secured notes and certain borrowings under our new senior credit facility discussed in "Item 7. Management's Discussion and Analysis of Financial Conditions and Operations—Liquidity and Capital Resources," are at variable rates of interest and expose us to interest rate risk based on market interest rates. While we have taken steps to minimize this risk through an interest rate swap, and expect to continue to use interest rate swaps to convert the variable rates on certain indebtedness to a fixed rate, if we are unable to enter into such agreements in the future and interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate indebtedness following the consummation of the refinancing transactions was $750.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt following the consummation of the refinancing transactions would have an estimated impact on 2005 pre-tax earnings and cash flows of approximately $6.6 million.

        Securities Laws Compliance—Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance and accounting practices. We expect these laws, rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. We anticipate that compliance with these laws, rules and regulations will result in increased annual costs of approximately $2 million. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new laws, rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

        Principal Stockholders—Our principal stockholders exercise considerable influence over us.

        As a result of their stock ownership of WTI, our ultimate parent, Citigroup Venture Capital Equity Partners, L.P. ("CVC"), certain of its affiliates and Ontario Teachers' Pension Plan Board ("OTPP") together own beneficially about 91% of WTI's outstanding capital stock. By virtue of their stock ownership, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

ITEM 2.    PROPERTIES

        The table below provides a summary of our principal facilities as of December 31, 2004.

Location	Total square feet	Leased or owned	Principal function
Atlanta, Georgia	281,870	Leased	Headquarters & administration
Atlanta, Georgia	120,000	Leased	Data center
London, England	15,000	Leased	Office space
Kansas City, Missouri	200,000	Leased	Office space
Ft. Lauderdale, Florida	21,102	Leased	Office space
Mexico City, Mexico	7,427	Leased	Office space

        Some of our office leases are on month-to-month renewals, with our primary office leases expiring during various times from July 2005 to December 2014, subject to renewal options. The lease for a portion of our headquarters and administration space, totaling approximately 53,133 square feet, expired in December 2004 without renewal. Our data center lease with Delta expires in 2022. In addition, we have an additional 74,519 square feet leased for 27 office locations around the world. We recently renewed our existing headquarters lease through December 2014, reducing the amount of square footage leased. We believe that our headquarters, other offices and data center are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

ITEM 3.    LEGAL PROCEEDINGS

Legal Proceedings

        In September 2003, we received multiple assessments totaling €39.5 million from the tax authorities of Greece relating to tax years 1993-2002. Pursuant to a formal tax amnesty program with the Greek authorities, we recently reached a settlement of the outstanding assessments in an amount of approximately of €7.8 million. The purchase agreement between our founding airlines and us provides that each of our founding airlines will severally indemnify us on a net after-tax basis from and against any of our taxes related to periods prior to the Acquisition. Because of this indemnity, we believe that the settlement payments made by us to the Greek authorities will be reimbursed by our founding airlines and will not have a material impact upon our business, financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

        In January 2005, we commenced a cash tender offer and consent solicitation for any and all of our outstanding 9 5/8% Senior Notes due 2011, referred to herein as the "old senior notes," and solicited the consent of holders of our old senior notes to the elimination of substantially all of the restrictive covenants and certain default provisions in the indenture governing the old senior notes. The proposed amendments to the indenture required the consent of a majority in aggregate principal amount of outstanding old senior notes not owned by us or WS Financing Corp. ("WS Financing") or our affiliates to be adopted, and the tender and consent of the former holders of approximately 99 1/2% aggregate principal amount of our old senior notes was obtained on February 11, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We are wholly-owned by Worldspan Technologies Inc., or WTI, a privately owned corporation formerly named Travel Transaction Processing Corporation. There is no public trading market for our equity securities or for those of WTI. As of March 25, 2005, there were 41 holders of WTI Class A Common Stock and one holder of WTI Class B Common Stock.

        During the first quarter of 2004, WTI entered into a series of restricted stock subscription agreements under which our executive officers purchased an aggregate of 1,587,499 restricted shares of WTI Class A Common Stock at a price of approximately $.03194 per share, for an aggregate purchase price of $506,648.62. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. These sales were exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder. This sale was made without registration pursuant to the exemption provided by Rule 701 of the Securities Act. On March 26, 2004, WTI entered into a stock subscription agreement with a member of management for 100,512 shares of WTI Class A Common Stock and 367.922 shares of WTI Series A Preferred Stock ("WTI Preferred Stock"), for an aggregate purchase price of $400,000. Also on March 26, 2004, WTI entered into a stock subscription agreement in connection with the exercise by a member of management of his option to purchase 125,640 shares of Class A Common Stock and 459.902 shares of WTI Preferred Stock for an aggregate purchase price of $534,106.21. These sales were exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder.

        For further information about these transactions and ownership aspects of the WTI Stock, see "Item 13. Certain Relationships and Related Transactions."

        Our new senior credit facility contains and our old senior credit facility contained customary restrictions on our ability, WTI's ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our Senior Second Lien Secured Floating Rate Notes due 2011 contains, the indenture governing our 9 5/8% Senior Notes Due 2011 previously contained, the notes issued by WTI to Citicorp Mezzanine III, L.P. and CVC Capital Funding, LLC contain and the previously outstanding notes issued by WTI to American and Delta contained, customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends. For further information related to the payment of dividends, see the discussion contained in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	Predecessor Basis				Successor Basis
	Year Ended December 31,			Six Months Ended June 30, 2003	Six Months Ended December 31, 2003
						Year Ended December 31, 2004
	2000	2001	2002
	(Dollars and transactions in thousands)
Statement of Operations Data:
Revenues:
Electronic travel distribution	$665,176	$762,304	$807,095	$414,933	$396,488	$876,552
Information technology services	122,345	126,049	107,774	52,539	32,974	67,666

Total revenues	787,521	888,353	914,869	467,472	429,462	944,218
Total operating expenses	704,346	807,775	802,902	417,969	421,612	855,761
Operating income	83,175	80,578	111,967	49,503	7,850	88,457
Interest income (expense), net	4,159	(703)	(3,396)	(2,355)	(20,596)	(40,113)
Net income (loss)	$104,243	$63,169	$104,819	$28,414	$(14,700)	$41,863
Balance Sheet Data (at End of Period):
Cash and cash equivalents	$141,175	$85,941	$132,101	$43,931	$43,746	$100,474
Working capital (deficit)(1)	86,236	22,687	62,831	(20,542)	(17,729)	21,401
Property and equipment	148,483	127,538	115,610	110,711	120,510	118,218
Total assets	509,543	427,894	454,866	385,801	1,119,495	1,112,286
Total debt(2)	63,162	77,818	93,556	96,807	464,138	410,935
Partners' capital	246,547	137,356	135,602	54,226	416,552	451,399
Other Data:
Total transactions using the Worldspan system:(3)
Online	33,283	54,790	75,896	45,058	45,201	101,451
Traditional	139,353	140,774	116,370	54,064	48,397	101,000

Total transactions	172,636	195,564	192,266	99,122	93,598	202,451
Depreciation and amortization	$82,153	$83,425	$79,215	$32,322	$52,955	101,878
Capital expenditures(4)	67,226	56,653	56,484	22,840	29,490	38,617
Distributions	80,000	175,000	100,000	110,000		—
Ratio of earnings to fixed charges(5)	11.8x	6.6x	12.6x	7.4x	0.4x	2.0x

(1)
Working capital is calculated as current assets (including cash and cash equivalents) minus current liabilities.

(2)
Includes old senior notes, term loan and assets acquired under capital leases.

(3)
We designate each travel agency for which we process transactions as traditional or online based on management's belief as to whether a travel agency is traditional or online. The historical transaction data set forth above reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies on a monthly basis and reclassify them as appropriate. Upon a reclassification of a travel agency, all transactions for such travel agency are correspondingly reclassified for all historical and subsequent periods. Accordingly, to the extent we change a designation for a travel agency, the transactions for such travel agency may be reflected in different categories at different times. Based on a recent evaluation of the classifications, we generated total online transactions of 74,939 for the year ended

  December 31, 2002, 44,248 and 44,600 for the six months ended June 30, 2003 and December 31, 2003, respectively, and 101,451 for the year ended December 31, 2004.

(4)
The following table summarizes capital expenditures for the periods indicated:

	Predecessor Basis				Successor Basis
	Year Ended December 31,			Six Months Ended June 30, 2003	Six Months Ended December 31, 2003
						Year Ended December 31, 2004
	2000	2001	2002
	(Dollars in thousands)
Purchase of property and equipment	$34,656	$22,337	$12,375	$4,236	$15,961	$13,758
Assets acquired under capital leases	26,877	30,703	41,053	17,237	12,134	23,994
Capitalized software for internal use	5,693	3,613	3,056	1,367	1,395	865

Total capital expenditures	$67,226	$56,653	$56,484	$22,840	$29,490	$38,617

(5)
The ratio of earnings to fixed charges is computed by dividing earnings to fixed charges. For this, purpose, "earnings" include income before taxes, income or loss from equity investees and fixed charges. "Fixed charges" include interest costs and such portion of rental expense as can be demonstrated to be representative of the interest factor.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of our results of operations includes periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods prior to July 1, 2003 does not reflect the significant impact that the Acquisition has had and will have on us, including increased leverage and increased liquidity requirements. References to "WTI" refer to Worldspan Technologies Inc. References to the "company" refer to Worldspan, L.P. The terms "we", "us", "our" and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the "Acquisition" refer to the acquisition by WTI, of our general partnership interests and, through its wholly-owned subsidiaries, limited partnership interests.

        In accordance with the requirements of purchase accounting, the assets and liabilities of the company were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition. The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the results discussed for the year ended December 31, 2004 are not comparable with the year ended December 31, 2003.

Overview

        We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed 64% of all global distribution system, or GDS, online air transactions during 2004. In the United States (the world's largest travel market), we are the second largest transaction processor for travel agencies, accounting for 32% of GDS air transactions and over 67% of online GDS air transactions processed during 2004. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During 2004, we processed approximately

202 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

        Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to the difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in airline travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the difficult times in the travel industry since 2001. Total transactions for the year ended December 31, 2004, including airline and hospitality and destination services, were up 5.0% compared to the same period in 2003.

        As a result of the market conditions and industry pressures described above, we took steps to reduce our operating expenses. For example, effective December 31, 2003, we froze all further benefit accruals under our defined benefit pension plan. In addition, we restructured our medical benefits in the first quarter of 2004 by increasing employee contributions and co-pays, implementing charges for working spouses, consolidating and changing providers, and eliminating medical benefits for future retirees, except for a limited grandfathered group of employees. These changes to our employee benefits have resulted in cost savings in 2004. During the first quarter of 2004, we also renegotiated our network and communication contracts with our primary providers. These new agreements resulted in reduced telecommunication charges during 2004. We have also recently renegotiated our technology agreement with IBM and our headquarters office lease, which we expect to reduce our costs, as well. Each of these steps has started to generate cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by future changes in healthcare and technology costs and usage, which we are unable to predict.

        We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 51% and 54% of our total revenues for the years ended December 31, 2004 and 2003, respectively, while our top ten largest airline relationships represented an aggregate of approximately 64% and 66% of our total revenues for the years ended December 31, 2004 and 2003, respectively. Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 48% of our total transactions during the year ended December 31, 2004. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

Supplier Content and Transaction Fees

        Historically, we have increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines. For instance, we have entered into fare content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us and/or discounts in transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 (with respect to the other contracted airlines). Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these fare content agreements will provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment.

        We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we are pursuing agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines, which we expect will reduce our revenues.

Financial Conditions in the Airline Industry

        The downturn in the commercial airline market, together with, and resulting from, the ongoing threat of terrorist acts after September 11, 2001, war in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others are considering, or may consider, bankruptcy relief. We derive a substantial portion of our revenues from transaction fees received directly from airlines and from the sale of products and services directly to airlines. In circumstances where an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline, a rejection by the airline of some or all of our agreements with it, or loss of the revenue by other means such as an airline liquidation, all of which could have a material adverse effect on our business, financial condition and results of operation.

Channel Shift

        An increasing number of travel transactions are being made online. In 2004, airline transactions generated through online travel agencies accounted for approximately 31% of all airline transactions in the United States processed by a GDS, up from approximately 28% in 2003, approximately 23% in 2002 and approximately 17% in 2001. Between 2002 and 2004, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 15.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia's announcement that it intends to move a portion of its transactions to another GDS provider, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

        Since 2001, the combination of channel shift, declines in the global economy, terrorist actions and threats, wars in Afghanistan and Iraq, and health concerns over SARS has resulted in annual declines in transactions generated by traditional travel agencies. As a result of these declines, we have completed restructuring activities in 2001, 2002, 2003 and 2004, which have largely been focused on reducing the operating costs associated with servicing traditional travel agencies in areas such as labor, network, agency hardware, and advertising.

Uncertainty in Transaction Volumes from Online Travel Agencies

        Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. See "Item 1. Business—Risk Factors—Dependence on a Small Number of Online Travel Agencies—We are highly dependent on a small number of large online travel agencies, and the success of our business depends on continuing these relationships and the continued growth of online travel commerce" for further information. For example, Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia's transactions has not occurred and, at this time, we cannot forecast the timing or magnitude of any such movement on our financial position or results of operations. In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of December 31, 2004 was $28.6 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia's announced agreement with the other GDS provider, we will further assess the impact, if any, on our overall financial condition as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets. See the sections captioned "—Critical accounting policies—Long-lived assets" and "—Goodwill and other intangible assets" under this Item 7 for further information. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Cendant Corporation recently acquired Orbitz. Cendant's Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights.

        Although we currently continue to operate under these agreements, it is uncertain as to whether or not these and our other major online travel agencies will not attempt to terminate their respective agreements with us or otherwise move business to another GDS in the future. With this uncertainty, we cannot reliably forecast the volume of such transactions and may experience transaction volume decreases that result in a material adverse effect on our financial condition and operating results.

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

FASA Credits

        Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $100.0 million to each of Delta and Northwest as of December 31, 2004, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods. See the section captioned "Liquidity and Capital Resources" below under this Item 7 for further information on the FASA credits.

Impacts of the Acquisition

        We were initially founded by Delta, Northwest and TWA. Although we were owned by Delta, Northwest and American Airlines (as successor of TWA) since our inception until the Acquisition, we operated as an autonomous entity during that time. The expenses reflected in our historical financial statements do not reflect any allocation of overhead costs incurred by our founding airlines. For the periods following the Acquisition, our expenses changed as a result of the purchase accounting treatment of the Acquisition and the costs associated with financing the Acquisition. Under the rules of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values, and any excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased. In addition, for the periods following the Acquisition, our revenues have been affected by the accounting treatment of our obligation to provide FASA credits and make FASA credit payments under the FASAs with Delta and Northwest. These payments are accounted for as a reduction to our gross information technology services revenues.

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

Critical Accounting Policies

Allowance for Doubtful Accounts

        We generate a significant portion of our revenues and corresponding accounts receivable from the travel industry and, in particular, the commercial airline industry. As of December 31, 2004, approximately 70.4% of our accounts receivable were attributed to commercial airlines. Our other accounts receivable are generally attributable to other travel suppliers or travel agencies. We evaluate the collectibility of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Our collection risk with respect to our air travel suppliers may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers.

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

Booking Cancellation Reserve

        We record revenues for airline transactions processed by us in the month the booking is made. However, if the booking is subsequently cancelled, the transaction fee or fees may be credited or refunded to the airline. Therefore, we record revenues net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a transaction fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking, without a net loss of revenues. This assumption is based on historical rates of cancellations and re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in booking behavior, our estimates of future cancellations could be increased by a material amount, and our revenues could be decreased by a corresponding amount. At December 31, 2004 and 2003, our booking cancellation reserve was $8.1 million and $9.7 million, respectively. The cancellation reserve decreased by $1.6 million in the year ended December 31, 2004 due to a decline in the estimated future cancellations based on recent trends. This reserve is sensitive to the number of bookings remaining for future travel periods as of each balance sheet date. For example, if bookings for future travel as of December 31, 2004 had been 10% higher, the reserve balance would have been increased by approximately $0.8 million.

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

Lease Classification

        We lease our data center facility and a significant portion of our data center equipment. At the inception of each lease agreement, we assess the lease for capitalization based upon the criteria specified in SFAS No. 13, Accounting for Leases. As of December 31, 2004, our liabilities included $73.4 million in outstanding capital lease obligations.

        During 2002, we entered into a five-year agreement with IBM for hardware, maintenance, software and other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. As of December 31, 2004, the minimum payments due under the amended agreement are approximately $204.2 million. The agreement has been accounted for as a multiple-element software arrangement in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The total cost of the agreement is allocated to the various products and services obtained based upon their relative fair values at initiation of the arrangement and each element of the arrangement is accounted for separately as either a capital or period cost, depending on its characteristics. The hardware acquired under this agreement is accounted for in accordance with SFAS 13. In addition, SOP 98-1 requires software licensed for internal use to be evaluated in a manner analogous to SFAS 13 for purposes of determining accounting treatment. At December 31, 2004, we had outstanding capital lease obligations of $27.9 million associated with this agreement. Certain other costs associated with the agreement are treated as operating leases and are expensed based upon utilization throughout the term of the agreement.

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

Results of Operations

        The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented.

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004
Revenues:
Electronic travel distribution	88.2%	88.8%	92.3%	92.8%
Information technology services	11.8	11.2	7.7	7.2

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	66.2	71.5	74.4	70.7
Developed technology amortization	1.7	1.6	2.6	2.4

Total cost of revenues	67.9	73.1	77.0	73.1
Selling, general and administrative expenses	19.9	16.3	16.9	13.7
Amortization of intangible assets	—	—	4.3	3.9

Total operating expenses	87.8	89.4	98.2	90.7
Operating income	12.2	10.6	1.8	9.3
Total other expense, net	0.6	4.5	5.0	4.6

Income (loss) before provision for income taxes	11.6	6.1	(3.2)	4.7
Income tax expense	0.1	—	0.2	0.3

Net income (loss)	11.5%	6.1%	(3.4)%	4.4%

Comparison of Successor Year Ended December 31, 2004 to the Successor Six Months Ended December 31, 2003 and the Predecessor Six Months Ended June 30, 2003

Revenues

        Total revenues were $944.2 million for the year ended December 31, 2004, a $47.2 million or 5.3% increase from the six months ended December 31, 2003 revenues of $429.5 million and the six months ended June 30, 2003 revenues of $467.5 million. This increase was primarily attributable to higher average fees per transaction and an increase in the volume of transactions processed during 2004 when compared to the same period in the prior year.

        Electronic travel distribution revenues were $876.6 million for the year ended December 31, 2004, a $65.2 million or 8.0% increase from the six months ended December 31, 2003 revenues of

$396.5 million and the six months ended June 30, 2003 revenues of $414.9 million. The increase in revenues was largely attributable to a 2.3% higher average fee per air transaction and an 8.3 million or 4.7% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 3.9% higher average fee per car and hotel transaction and a 1.7 million or 9.5% increase in the volume of car and hotel transactions processed.

        Information technology services revenues were $67.7 million for the year ended December 31, 2004, a $17.8 million or 20.8% decrease from the six months ended December 31, 2003 revenues of $33.0 million and the six months ended June 30, 2003 revenues of $52.5 million. The decrease was primarily attributable to $16.7 million of FASA credits for the first six months of 2004, which are provided under the terms of the FASAs, for which there was no corresponding credit during the first six months of 2003 and a reduction in certain operating expenses which are passed through to Delta and Northwest.

Cost of Revenues Excluding Developed Technology Amortization

        Cost of revenues excluding developed technology amortization was $667.6 million for the year ended December 31, 2004, a $13.5 million or 2.1% increase from cost of revenues excluding developed technology amortization of $319.6 million for the six months ended December 31, 2003 and $334.5 million for the six months ended June 30, 2003. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 70.7% for the year ended December 31, 2004 compared to 74.4% for the six months ended December 31, 2003 and 71.5% for the six months ended June 30, 2003. The $13.5 million or 2.1% increase was primarily attributable to higher inducements paid to travel agencies, partially offset by lower employee costs, network and communication costs, software expenses and reduction in depreciation on hardware provided to traditional travel agencies.

        Cost of electronic travel distribution revenues excluding developed technology amortization was $581.7 million for the year ended December 31, 2004, a $18.2 million or 3.2% increase from cost of electronic travel distribution revenues excluding developed technology amortization of $275.4 million for the six months ended December 31, 2003 and $288.1 million for the six months ended June 30, 2003. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues changed to 61.6% for the year ended December 31, 2004 compared to 74.4% for the six months ended December 31, 2003 and 61.6% for the six months ended June 30, 2003. The $18.2 million or 3.2% increase was primarily attributable to a 22.8% increase in inducements paid to travel agencies, which was partially offset by an 18.9% decline in employee costs, a 25.5% reduction in network and communication charges, a 21.0% decrease in software costs, and a 9.5% reduction in depreciation, principally on hardware provided to traditional travel agencies. Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions. Employee costs declined as a result of the April 2003 workforce reductions. In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canadian employees by 5%, which was effective May 1, 2003. We also froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during 2004. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the year ended December 31, 2004. Depreciation on hardware provided to traditional travel agencies decreased due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.

        Cost of information technology services revenues excluding developed technology amortization was $85.9 million or 9.1% of total revenues for the year ended December 31, 2004, a $4.7 million or 5.2% decrease from cost of information technology services revenues excluding developed technology amortization of $44.2 million, or 10.3% of total revenues, for the six months ended December 31, 2003 and $46.4 million, or 9.9% of total revenues, for the six months ended June 30, 2003. This decrease was primarily caused by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

        Developed technology amortization was $22.3 million or 2.4% of total revenues for the year ended December 31, 2004, a $3.9 million or 21.2% increase from the six months ended December 31, 2003 developed technology amortization of $11.0 million and the six months ended June 30, 2003 developed technology amortization of $7.4 million, or 2.6% and 1.6% of total revenues for the six months ended December, 2003 and the six months ended June 30, 2003, respectively. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives. The related amortization during 2004 was higher when compared to the same period in the prior year because there was no corresponding amortization during the first six months of 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $129.3 million or 13.7% of total revenues for the year ended December 31, 2004, a $19.5 million or 13.1% decrease from the six months ended December 31, 2003 selling, general and administrative expenses of $72.7 million and the six months ended June 30, 2003 selling, general and administrative expenses of $76.1 million, or 16.9% and 16.3% of total revenues for the six months ended December 31, 2003 and the six months ended June 30, 2003, respectively. The decrease was attributable to a decrease in depreciation expense, reduced advertising and promotion activities, decreased utilization of consulting services, and our recording a workforce reduction charge of $2.1 million during the year ended December 31, 2004 as compared to a workforce reduction charge of $4.6 million recorded during the six months ended June 30, 2003. Depreciation expense decreased due to a decline in capital expenditures supporting general administrative functions. Advertising and promotion and consulting costs decreased as a result of our cost savings initiatives. These decreases were offset by a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services. The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy. The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment. The annual labor costs represented by the employees terminated in the 2003 workforce reduction was approximately $11.1 million. We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs.

Amortization of Intangible Assets

        Amortization of intangible assets was $36.5 million or 3.9% of total revenues for the year ended December 31, 2004, an $18.2 million increase from the six months ended December 31, 2003 amortization of intangible assets of $18.3 million or 4.3% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives. The related amortization during 2004 was higher when compared to the same period in the prior year since there was no corresponding amortization during the first six months of 2003.

Operating Income

        Operating income was $88.5 million or 9.3% of total revenues for the year ended December 31, 2004, a $31.1 million or 54.2% increase from the six months ended December 31, 2003 operating income of $7.9 million and the six months ended June 30, 2003 operating income of $49.5 million, or 1.8% and 10.6% of total revenues for the six months ended December 31, 2003 and the six months ended June 30, 2003, respectively. The increase in operating income primarily resulted from a 8.0% increase in electronic travel distribution revenues, an 18.9% decrease in employee costs, a 25.5% decrease in network and communication costs, a 21.0% decrease in software expenses, and an 11.5% decrease in depreciation primarily on agency and office equipment, partially offset by a 22.8% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

Net Interest Expense

        Net interest expense was $40.1 million for the year ended December 31, 2004, a $17.1 million increase from the six months ended December 31, 2003 net interest expense of $20.6 million and the six months ended June 30, 2003 net interest expense of $2.4 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Income Tax Expense

        Income tax expense attributable to foreign jurisdictions was $3.1 million for the year ended December 31, 2004, a $2.0 million increase from the six months ended December 31, 2003 income tax expense of $1.0 million and the six months ended June 30, 2003 income tax expense of $0.1 million. The increase in income tax expense relates to an increase in the taxable income of our foreign subsidiaries during the year ended December 31, 2004 and the utilization of foreign deferred tax assets of $0.9 million.

Net Income

        Net income was $41.9 million for the year ended December 31, 2004, a $28.2 million increase from the six months ended December 31, 2003 net loss of $14.7 million and the six months ended June 30, 2003 net income of $28.4 million. This increase was primarily as a result of a $31.1 million increase in operating income and a $17.3 million change-in-control expense recorded during the six months ended June 30, 2003, for which there was no corresponding charge during 2004. These amounts were partially offset by a $17.1 million increase in net interest expense associated with the debt issued in connection with the Acquisition, a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services, an increase in income tax expense attributable to our foreign subsidiaries and the utilization of foreign deferred tax assets of $0.9 million.

Comparison of the Successor Six Months Ended December 31, 2003 and the Predecessor Six Months Ended June 30, 2003 to the Predecessor Year Ended December 31, 2002

Revenues

        Total revenues were $467.5 million for the six months ended June 30, 2003 and $429.5 million for the six months ended December 31, 2003, a $17.9 million or 2.0% decrease from 2002 revenues of $914.9 million. This decrease was primarily attributable to a decline in information technology services revenues as a result of the FASA credits.

        Electronic travel distribution revenues were $414.9 million for the six months ended June 30, 2003 and $396.5 million for the six months ended December 31, 2003, a $4.3 million or 0.5% increase from 2002 revenues of $807.1 million. The increase in revenues was largely attributable to a 1.7% increase in the average fee per transaction charged to air travel suppliers for booking activities, which was partially offset by a 0.4% decrease in air booking activities. The increase in electronic travel distribution revenue was also attributable to a 1.4 million or 8.4% increase in the volume of car and hotel transactions processed. The increase in car and hotel transactions was a result of an increase in our online channel. The average fee per transaction charged to car and hotel suppliers increased 2.6% from 2002 to 2003.

        Information technology services revenues were $52.5 million for the six months ended June 30, 2003 and $33.0 million for the six months ended December 31, 2003, a $22.3 million or 20.7% decrease from 2002 revenues of $107.8 million. The decrease was primarily driven by $16.7 million of FASA credits, a 5.8% decrease in software development activities performed for Delta and an 89.8% decline in third-party web site hosting revenue.

Cost of Revenues Excluding Developed Technology Amortization

        Cost of revenues excluding developed technology amortization was $334.5 million for the six months ended June 30, 2003 and $319.6 million for the six months ended December 31, 2003, a $48.3 million or 8.0% increase from 2002 cost of revenues of $605.8 million. Cost of revenues excluding developed technology amortization as a percentage of total revenues increased to 71.5% for the six months ended June 30, 2003 and 74.4% for the six months ended December 31, 2003 compared to 66.2% in 2002. This increase was primarily driven by higher software license fees and inducements paid to travel agencies, partially offset by lower network costs, labor costs and depreciation on hardware provided to traditional travel agencies.

        Cost of electronic travel distribution revenues excluding developed technology amortization was $288.1 million for the six months ended June 30, 2003 and $275.4 million for the six months ended December 31, 2003, a $54.8 million or 10.8% increase from 2002 cost of electronic travel distribution revenues excluding developed technology amortization of $508.7 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues increased to 61.6% for the six months ended June 30, 2003 and 64.1% for the six months ended December 31, 2003, compared to 55.6% in 2002. This increase was primarily driven by a 17.5% increase in inducements paid to travel agencies and a 21.7% increase in our license fees for software. These increases were partially offset by a 16.6% reduction in network charges and a 24.0% reduction in depreciation, principally on hardware provided to traditional travel agencies. Inducements grew due to the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions. Software costs were higher as a result of additional computing capacity added throughout 2003 to support the continued growth of the online channel. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. Depreciation on hardware provided to traditional travel agencies decreased during the period due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.

        Cost of information technology services revenues excluding developed technology amortization was $46.4 million for the six months ended June 30, 2003 and $44.2 million for the six months ended December 31, 2003 or 9.9% and 10.3% of total revenues for the six months ended June 30, 2003 and December 31, 2003, respectively, a $6.6 million or 6.8% decrease from 2002 cost of information technology revenues excluding developed technology amortization of $97.2 million or 10.6% of total revenues. This decrease was primarily driven by the 5.8% decrease in software development activities for Delta.

Developed Technology Amortization

        Developed technology amortization was $7.4 million for the six months ended June 30, 2003 and $11.0 million for the six months ended December 31, 2003 or 1.6% and 2.6% of total revenues for the six months ended June 30, 2003 and December 31, 2003, respectively, a $3.2 million or 21.1% increase from 2002 developed technology amortization of $15.2 million or 1.7% of total revenues. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $76.1 million for the six months ended June 30, 2003 and $72.7 million for the six months ended December 31, 2003 or 16.3% and 16.9% of total revenues for the six months ended June 30, 2003 and December 31, 2003, respectively, a $33.0 million or 18.2% decrease from 2002 selling, general and administrative expenses of $181.8 million or 19.9% of total revenues. The decrease was primarily driven by lower costs for incentive compensation programs and decreased labor costs as a result of the December 2002 and April 2003 workforce reductions. We recorded restructuring charges of $4.6 million in 2003 and $6.1 million in 2002. The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy. The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment. The annual labor costs represented by the employees terminated in the 2003 workforce reduction is approximately $11.1 million. We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs. The 2002 workforce reduction, which affected approximately 130 employees, was a voluntary program offered by us in an effort to reduce labor costs. The annual labor costs represented by the employees terminated in the 2002 workforce reduction is approximately $9.6 million. We expect that the 2002 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs. In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canada employees by 5%, which was effective May 1, 2003.

Amortization of Intangible Assets

        Amortization of intangible assets was $18.3 million for the six months ended December 31, 2003 or 4.3% of total revenues for the six months ended December 31, 2003, a $18.3 million increase from 2002. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives.

Operating Income

        Operating income was $49.5 million for the six months ended June 30, 2003 and $7.9 million for the six months ended December 31, 2003, a $54.6 million or 48.8% decrease from 2002 operating income of $112.0 million. Operating income as a percentage of total revenues decreased to 10.6% for the six months ended June 30, 2003 and 1.8% for the six months ended December 31, 2003, compared to 12.2% in 2002. This decrease primarily resulted from a 20.7% decrease in technology services revenues as a result of the FASA credits, a 17.5% increase in inducements paid to travel agencies and amortization of the fair value of amortizing intangible assets.

Net Interest Expense

        Net interest expense was $2.4 million for the six months ended June 30, 2003 and $20.6 million for the six months ended December 31, 2003, a $19.6 million increase from 2002 net interest expense of $3.4 million. This increase in net interest expense was primarily due to the interest expense associated with the debt issued in connection with the Acquisition.

Other, Net

        Other expense, net was $1.5 million for the six months ended June 30, 2003 and $0.01 million for the six months ended December 31, 2003, a $9.3 million increase in expense from 2002 other income, net of $7.8 million. The increase was due to our receipt of proceeds from a legal settlement in 2002.

Income Tax Expense

        Income tax expense attributable to foreign jurisdictions was $0.1 million for the six months ended June 30, 2003 and $1.0 million for the six months ended December 31, 2003, a $0.2 million decrease from 2002 income tax expense of $1.3 million.

Net Income

        Net income was $28.4 million for the six months ended June 30, 2003 and net loss was $14.7 million for the six months ended December 31, 2003, a $91.1 million or 86.9% decline from 2002 net income of $104.8 million. This decrease was primarily as a result of a $54.6 million decrease in operating income and the interest expense associated with the debt issued in connection with the Acquisition.

Quarterly Results

        The following table sets forth our unaudited historical revenues, operating income and net income by quarter during 2003 and 2004:

	Predecessor Basis		Successor Basis
	Fiscal Year 2003				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(Dollars in thousands)
Revenues:
Electronic travel distributions	$206,944	$207,989	$212,916	$183,572	$232,539	$232,487	$217,937	$193,589
Information technology services	27,401	25,138	16,598	16,376	15,992	16,317	15,851	19,506

Total	$234,345	$233,127	$229,514	$199,948	$248,531	$248,804	$233,788	$213,095

Operating income (loss)	$27,254	$22,249	$16,537	$(8,687)	$27,391	$31,113	$24,919	$5,034
Net income (loss)	25,302	3,112	6,371	(21,071)	16,152	21,513	9,845	(5,647)

        The travel industry is seasonal in nature. Bookings, and thus transaction fees charged for the use of our GDS, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. The first and second quarters of 2003 were negatively impacted by several events, including the war in Iraq and the outbreak of SARS. In addition, net income for the second quarter was negatively impacted by the $17.3 million change-in-control expense. Information technology services revenue decreased in the third and fourth quarters of 2003 primarily as a result of the FASA credits. Net income decreased in the third and fourth quarters of 2003 primarily as a result of increased amortization of intangible assets and interest expense associated with the debt issued in connection with the Acquisition. Net income decreased in the fourth quarter of 2004 (resulting in a loss for the quarter), in part, as a result of a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services.

Liquidity and Capital Resources

        Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures, make any FASA credit payments and provide working capital. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our new senior credit facility will be adequate to meet our future liquidity needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. We have historically generated significant cash flow from operations. During 2004, we used this cash flow to prepay an aggregate of $50.0 million of our term loan in addition to making the payments required by the mandatory repayment schedule.

        At December 31, 2004, we had cash and cash equivalents of $100.5 million and working capital of $21.4 million as compared to $43.7 million in cash and cash equivalents and working capital of $(17.7) million at December 31, 2003. The $39.1 million increase in working capital and the $56.8 million increase in cash during the year were primarily the result of an increase in net income and non-cash adjustments to net income. In addition, working capital was negative at December 31, 2003 since we distributed $110.0 million to our founding airlines during the first six months of 2003, causing our cash and cash equivalents balance to decrease significantly. At December 31, 2002, we had cash and cash equivalents of $132.1 million and working capital of $62.8 million. The $80.5 million decrease in working capital and the $88.4 million decrease in cash from 2002 to 2003 were primarily driven by a decrease in net income and the $110.0 million distribution to our founding airlines during 2003.

        Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $149.4 million for 2004 as compared to $50.9 million for the six months ended December 31, 2003 and $41.0 million for the six months ended June 30, 2003. The $57.5 million increase in cash provided by operating activities during 2004 as compared to 2003 primarily resulted from a $28.1 million increase in net income, a $20.5 million increase in non-cash items and an $9.6 million increase for changes in operating assets and liabilities. The increase in non-cash items during the period was primarily the result of a $22.2 million increase in amortization on intangible assets, a $2.1 million increase in amortization of debt issuance costs and a $2.6 million increase in stock-based compensation expense. We generated cash from operating activities of $186.7 million for 2002. The $94.8 million decrease in cash provided by operating activities during 2003 as compared to 2002 primarily resulted from a $91.1 million decrease in net income and the decrease in working capital.

        We used cash for investing activities of approximately $8.6 million for the year ended December 31, 2004 as compared to $17.3 million for the six months ended December 31, 2003 and $5.2 million for the six months ended June 30, 2003. The decrease in cash used for investing activities during 2004 as compared to 2003 primarily resulted from a decrease in capital expenditures and proceeds realized on the sale of an investment in September 2004. The decline in capital expenditures during 2004 as compared to 2003 primarily resulted from decreased purchases of internal equipment. We used cash for investing activities of approximately $15.2 million in 2002. The increase in cash used for investing activities during 2003 as compared to 2002 primarily resulted from increased purchases of computer hardware.

        We used cash for financing activities of approximately $84.0 million for the year ended December 31, 2004 as compared to $33.8 million for the six months ended December 31, 2003 and $124.0 million for the six months ended June 30, 2003. The decrease in cash used for financing activities during 2004 as compared to 2003 primarily resulted from a $110.0 million decrease in distributions to our founding airlines, partially offset by $55.5 million of payments made with respect to the senior credit facility. We used cash for financing activities of $125.4 million in 2002. The increase in cash used for financing activities during 2003 as compared to 2002 primarily resulted from a $10.0 million increase in distributions to our founding airlines, $12.0 million of payments associated with the senior credit facility, and transaction costs associated with the Acquisition.

Senior Credit Facility

        In June 2003, we entered into a senior credit facility, referred to herein as our "old senior credit facility," with a syndicate of financial institutions as lenders. In February 2005 we entered into a new credit agreement that made available a new senior credit facility, referred to herein as our "new senior credit facility," with a syndicate of financial institutions as lenders, consisting of a revolving credit facility of $40.0 million and a term loan facility of $450.0 million, and extinguished and terminated all obligations then existing under the old senior credit facility. The old senior credit facility provided for aggregate borrowings by us of up to $175.0 million, consisting of:

  •
  a four-year revolving credit facility of up to $50.0 million in revolving credit loans and letters of credit which is available until June 30, 2007, and

  •
  a four-year term loan facility of $125.0 million which matures on June 30, 2007.

        We borrowed $125.0 million under the old credit facility's term loan facility in connection with the Acquisition. The revolving credit facility was available for working capital and general corporate needs.

        The new senior credit facility consists of:

  •
  a five-year revolving credit facility of up to $40.0 million in revolving credit loans with a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swing line loans, and

  •
  a five-year term loan facility of $450.0 million.

        Obligations under the old senior credit facility and the guarantees were secured by, and obligations under our new senior credit facility and the guarantees are secured by:

  •
  a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of WTI and each of the other guarantors of the new senior credit facility, subject to customary exceptions, and

  •
  a pledge of (i) all of the membership interests of WS Holdings LLC owned by WTI, (ii) all of our partnership interests owned by WTI and WS Holdings LLC, (iii) all of the capital stock of our domestic subsidiaries and some of our foreign subsidiaries and (iv) 65% of the capital stock of other of our first-tier foreign subsidiaries.

Borrowings under the old senior credit facility bore interest at a rate equal to, at our option:

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

        The initial applicable margin for the base rate revolving loans under the old senior credit facility was 2.75% and the applicable margin for the euro revolving loans was 3.75%. The applicable margin for the loans was subject to reduction based upon the ratio of our consolidated total bank debt to consolidated EBITDA. We also were required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the revolving credit facility. Fees for letters of credit under the old senior credit facility were based on the face amount of each letter of credit outstanding multiplied by to the applicable margin for LIBOR borrowings under the revolving credit facility and were payable quarterly in arrears. In addition, we were required to pay each letter of credit bank a fronting fee to be determined based upon the face amount of all outstanding letters of credit issued by it.

        Total cash principal and interest payments related to the $125.0 million borrowed under the term loan facility portion of our old senior credit facility were $55.5 million and $5.1 million, respectively, in 2004.

        Our borrowings under the new senior credit facility will be subject to quarterly interest payments with respect to loans bearing interest at the base rate described below or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described below and bear interest at a rate which, at our option can be either:

  •
  a base rate generally defined as the sum of (i) the highest of (x) the administrative agent's prime rate, (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (z) the certificate of deposit rate, plus one half percent (0.50%) per annum and (ii) an applicable margin, or

  •
  a LIBOR rate generally defined as the sum of (i) the rate at which euro deposits for one, two, three or six months (as selected by us) are offered in the interbank euro market as set forth on page 3750 of the Dow Jones Telerate Screen and (ii) an applicable margin.

        The initial applicable margin for base rate loans under the new senior credit facility is 1.75% and the applicable margin for LIBOR rate loans is 2.75%.

        In 2005, assuming mandatory scheduled payments only and using a LIBOR rate of 2.79%, we expect the cash principal and interest payments related to the $450.0 million borrowed under the term loan facility portion of the new senior credit facility to be $4.5 million and approximately $21.8 million, respectively. The actual amounts to be paid for cash principal and interest during 2005 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any discretionary payments that we may elect to make during the year.

        The old senior credit facility required us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. Our new senior credit facility also requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the old senior credit facility contained, and our new senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of December 31, 2004, we were in compliance with the applicable covenants.

Senior Notes

        On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011, referred to herein as the "old senior notes." Interest on the old senior notes accrues at 9 5/8% per annum. As part of our issuance of $300.0 million in aggregate principal amount of Senior Second Lien

Secured Floating Rate Notes due 2011, referred to herein as the "new senior secured notes," and the refinancing of our old senior credit facility with our $490 million new senior credit facility (collectively, the "Refinancing Transactions"), in February 2005 we consummated a tender offer for and consent solicitation relating to our old senior notes. As a result of this tender offer and consent solicitation, we repurchased more than 99 1/2% of the total aggregate principal amount of $280.0 million of old senior notes previously outstanding, received the requisite consents from the holders of the old senior notes with respect to the consent solicitation and executed a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions in the indenture governing the remaining outstanding old senior notes. The supplemental indenture became effective on February 11, 2005 upon our acceptance for payment of a majority in principal amount of the outstanding old senior notes tendered.

        On February 11, 2005, we issued $300.0 million in aggregate principal amount of new senior secured notes, secured on a second priority basis by substantially all of our assets, the assets of WS Financing Corp. and those of our guarantor subsidiaries. Interest on the new senior secured notes accrues at rate equal to three-month LIBOR, which will be reset quarterly, plus 6.25%.

        We cannot redeem the remaining old senior notes before June 15, 2007. There is currently $0.5 million aggregate principal amount of old senior notes outstanding.

        The old senior notes are unsecured senior obligations, are equal in right of payment to all of our existing and future unsecured senior debt, and are senior in right of payment to all of our future subordinated debt. The new senior secured notes are secured on a second priority basis by substantially all of our assets, the assets of WS Financing Corp. and those of our guarantor subsidiaries. Each of the old senior notes and the new senior secured notes are guaranteed by each subsidiary guarantor (as defined in the indenture governing the old senior notes or the new senior secured notes, as applicable).

        If we experience a change of control (as defined in the indenture governing the old senior notes or the new senior secured notes, as applicable), each holder of old senior notes and new senior secured notes may require us to repurchase all or any portion of the holder's notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

        The indenture governing the old senior notes contained, and the indenture governing the new senior secured notes contains, certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of December 31, 2004, we were in compliance with the applicable covenants. The indenture governing the old senior notes prohibited, and the indenture governing the new senior secured notes prohibits, certain restrictions on distributions from certain subsidiaries.

Use of Proceeds

        The net proceeds to us from the sale of the new senior secured notes and the closing of the new senior credit facility, along with available cash, were or will be used to (i)(a) repay approximately $58.0 million due under the old senior credit facility, and (b) terminate all commitments then outstanding under the old senior credit facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of our's and WS Financing's outstanding old senior notes approximately $279.0 million of old senior notes validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280.0 million of old senior notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders' consent to the elimination of substantially all of the covenants contained in the indenture related to the old senior notes, for each $1,000.00 principal amount of old senior notes tendered in accordance with the cash tender offer plus, accrued and unpaid interest on the old senior notes, for an aggregate total purchase price of approximately $331.0 million and accept for purchase and pay for additional old senior notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of old notes tendered in accordance with the cash tender offer for an aggregate purchase price of approximately $0.2 million, (iii) redeem 100% of the outstanding WTI Preferred Stock, at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI's Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375.0 million, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

        In addition, in connection with the Refinancing Transactions, on February 16, 2005, WTI, CVC Capital Funding, LLC ("CVC Capital") and Citicorp Mezzanine III, L.P. ("CMIII," and together with CVC Capital, the "Funds") entered into an Exchange Agreement (the "Exchange Agreement"). In connection with the closing under the Exchange Agreement, WTI issued approximately $44.0 million aggregate principal amount of its new Subordinated Notes due 2013 (the "New HoldCo Notes") to the Funds and paid approximately $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund's interest in that certain Subordinated Note (the "Seller Note"), dated as of June 30, 2003, made by WTI in favor of American Airlines, Inc. (which was subsequently transferred in part to each of the Funds). WTI also paid the Funds a total of approximately $8.6 million on or before February 28, 2005 as a consent fee (the "Consent Fee") in return for the approval by the Funds of the Refinancing Transactions and the replacement of the Seller Note with the New Holdco Notes.

        Also in connection with the Refinancing Transactions, on February 16, 2005, we entered into an amendment to our Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7.7 million payable on or before December 15, 2005. In addition, WTI entered into an amendment to its Advisory Agreement with CVC Management LLC to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $4.6 million payable on or before December 15, 2005. Also, on February 16, 2005, WTI filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation, effective as of the date of filing, with the Secretary of State of the State of Delaware to, among other things, terminate the special dividends payable to holders of the Class B Common Stock of WTI in return for a prepayment of $3.1 million payable on or before December 15, 2005.

Capital Lease Obligations

        We lease equipment and software under capital lease obligations. As of December 31, 2004, our obligations under capital leases totaled $73.4 million. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

        Future minimum lease payments under non-cancelable capital leases at December 31, 2004 are as follows:

(Dollars in thousands)
2005	$24,541
2006	21,878
2007	13,090
2008	6,933
2009	3,333
Thereafter	42,214

Total	111,989
Less amount representing interest	(38,540)

Present value of net minimum lease payments	73,449
Less current maturities	(19,370)

Long-term maturities	$54,079

Subordinated Notes

        As part of the Acquisition, WTI issued to American Airlines and Delta subordinated seller notes, referred to herein as the "subordinated seller notes", in the original principal amounts of $39.0 million and $45.0 million, respectively, which were scheduled to mature on July 31, 2012. In March 2004, affiliates of CVC acquired from American Airlines the $39.0 million subordinated seller note originally issued to American Airlines, together with the right to receive all accrued and unpaid interest thereon. Thereafter, pursuant to the terms of the subordinated seller note, WTI paid cash interest to these affiliates of CVC in the aggregate amount of approximately $2.0 million and was obligated to issue additional notes to such affiliates in lieu of cash interest in the aggregate principal amount of $2.9 million, in each case, for the year ended 2004. In January 2005, WTI redeemed the Delta subordinated note, along with all additional notes issued or issuable in lieu of cash interest payments, for an aggregate payment of $36.1 million. As a result of this redemption, the Delta subordinated seller note was cancelled. In February 2005, in connection with the Refinancing Transactions, WTI issued approximately $44.0 million aggregate principal amount of its new Subordinated Notes due 2013, referred to here in as the "holding company notes." to two affiliates of CVC, CVC Capital Funding, LLC and Citicorp Mezzanine III, L.P. ("CMIII" and together with CVC Capital, the "Funds") and paid approximately $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund's interest in the remaining American subordinated seller note. See "Item 13. Certain Relationships and Related Transactions—Subordinated Seller Notes" for a description of the redemption.

        While the holding company notes are not, and the subordinated seller notes were not, our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of our new senior credit facility, the indenture governing the new senior secured notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we expect to be permitted to distribute funds to WTI sufficient to pay cash interest of up to 12% for the holding company notes and previously we were permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the subordinated seller notes when the same conditions were met with respect to our old senior credit facility and old senior notes. During the six months ended December 31, 2003 and the year ended December 31, 2004, we distributed $1.9 million and $4.4 million, respectively, to WTI for this purpose. The holding company notes are, and the subordinated seller notes were, unsecured obligations of WTI contractually and structurally subordinated to our new senior secured notes and our new senior credit facility, or our old senior notes and our old senior credit facility, as applicable, and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American Airlines bore interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bore interest at an annual rate equal to 10.0%.

FASAs

        Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of approximately $100.0 million to each of Delta and Northwest as of December 31, 2004, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits to Delta on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.

        Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA constitutes an event of default under our new senior credit facility and may constitute a default under any other of our future senior credit facilities. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial nine year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as "Restricted Payments" under the restricted payment covenant test contained in the indenture governing our old senior notes and the new senior secured notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline's failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the old senior notes and the new senior secured notes, will be entitled to receive payments in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the nine-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the old senior notes and the new senior secured notes.

Taxes

        Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indentures governing our old senior notes and the new senior secured notes, we are specifically permitted to make these tax distributions. During 2005, we expect to distribute $7.7 million to WTI for this purpose.

IBM Agreement

        In 2002, we entered into a five year agreement with IBM for hardware currently deployed in our data center, future hardware requirements, TPF license fees and other software products, equipment maintenance and various other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. Prior to entering into this agreement, we routinely acquired many of these products and services from IBM under separate agreements with varying terms and conditions. This agreement bundles these products and services together for one discounted price and, at December 31, 2004, requires minimum payments aggregating approximately $204.2 million over the term of the agreement, with $58.3 million, $60.7 million, $59.3 million and $25.9 million payable in 2005, 2006, 2007 and 2008, respectively. In the event we are unable to renegotiate a new agreement with IBM or another third party with similarly discounted prices, our costs for these services could increase.

Capital Expenditures

        Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $38.6 million for 2004, a decrease of $13.7 million from capital expenditures of $52.3 in 2003. The decrease from 2003 to 2004 was principally due to a reduction in purchases of equipment for internal use. We have estimated approximately $26.8 million for capital expenditures in 2005, which relates to normal growth in capacity requirements and routine replacement of older equipment.

        Capital expenditures totaled $56.5 million for 2002. The $4.2 million decrease in capital expenditures from 2002 to 2003 was primarily due to a reduction in capital leases entered into for mainframe equipment, offset by an increase in purchases of bundled software products and purchases of equipment for internal use.

Contractual Obligations

        The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2004.

	Payments Due by Period
	Total	2005	2006 to 2007	2008 to 2009	2010 and Beyond
	(Dollars in thousands)
Long-term debt	$519,329	$42,666	$102,338	$53,900	$320,425
Capital lease obligations	111,988	24,541	34,968	10,265	42,214
Operating leases	201,820	50,935	98,087	29,726	23,072
Other long-term obligation	167,670	20,330	43,721	29,872	73,747

Total contractual obligations	$1,000,807	$138,472	$279,114	$123,763	$459,458

        In March 2004, we entered into an agreement to purchase data network services for our U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for our U.S. and Canadian offices. At December 31, 2004, the minimum commitment over the remaining term of the agreement was $19.2 million.

Off-Balance Sheet Arrangements

        At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

        Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during fiscal years 2002, 2003 and 2004.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. The Statement requires an entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We do not believe SFAS 123R will have a significant impact on our consolidated financial position or results of operations.

Worldspan Cautionary Statement

        Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to the company on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; or other changes within, or affecting, the travel industry. We may not succeed in addressing these and other risks.

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

Foreign Exchange Rate Market Risk

        We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses in 2002, 2003, and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries' financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from December 31, 2002, 2003, and 2004.

Interest Rate Market Risk

        Our old senior credit facility was, and our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2004, we had variable rate debt of approximately $57.5 million. Following the consummation of the Refinancing Transactions, we had variable rate debt of approximately $750.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt following the consummation of the Refinancing Transactions would have an estimated impact on 2005 pre-tax earnings and cash flows of approximately $6.6 million. Under the terms of our old senior credit facility, we were required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

        On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Partners of Worldspan L.P.:

        In our opinion, the accompanying consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the results of Worldspan, L.P. and its subsidiaries' (the "Partnership") operations and their cash flows for the year ended December 31, 2002 and for the six months ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
March 28, 2005
Atlanta, Georgia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Partners of Worldspan L.P.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partner's capital and cash flows present fairly, in all material respects, the financial position of Worldspan L.P. and its subsidiaries (the "Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the six months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
March 28, 2005
Atlanta, Georgia

Worldspan, L.P.

Consolidated Balance Sheets

(in thousands)

	Successor Basis
	December 31, 2003	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$43,746	$100,474
Trade accounts receivable, net	103,122	102,793
Prepaid expenses and other current assets	23,629	21,306

Total current assets	170,497	224,573
Property and equipment, less accumulated depreciation	120,510	118,218
Deferred charges	33,544	34,351
Debt issuance costs, net	13,626	10,201
Supplier and agency relationships, net	304,752	271,020
Developed technology, net	228,322	206,802
Trade name	72,142	72,142
Goodwill	109,740	112,035
Other intangible assets, net	34,722	31,914
Investments	6,377	—
Other long-term assets	25,263	31,030

Total assets	$1,119,495	$1,112,286

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$19,675	$14,671
Accrued expenses	144,415	156,635
Current portion of capital lease obligations	16,136	19,369
Current portion of long-term debt	8,000	12,497

Total current liabilities	188,226	203,172
Long-term portion of capital lease obligations	55,002	54,079
Long-term debt	385,000	324,990
Pension and postretirement benefits	68,405	64,779
Other long-term liabilities	6,310	13,867

Total liabilities	702,943	660,887
Commitments and contingencies
Partners' capital	416,552	451,399

Total liabilities and Partners' capital	$1,119,495	$1,112,286

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Operations

(in thousands)

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004
Revenues
Electronic travel distribution
Third party	$511,914	$272,968	$396,488	$876,552
Related party	295,181	141,965	—	—
Information technology services
Third party	13,285	6,572	32,974	67,666
Related party	94,489	45,967	—	—

Total revenues	914,869	467,472	429,462	944,218
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	605,845	334,469	319,603	667,620
Developed technology amortization	15,244	7,359	11,015	22,313

Total cost of revenues	621,089	341,828	330,618	689,933
Selling, general and administrative	181,813	76,141	72,724	129,288
Amortization of intangible assets	—	—	18,270	36,540

Total operating expenses	802,902	417,969	421,612	855,761
Operating income	111,967	49,503	7,850	88,457
Other Income (Expense)
Interest expense, net	(3,396)	(2,355)	(20,596)	(40,113)
Change-in-control expense	—	(17,259)	—	—
Other, net	(2,494)	(1,331)	(965)	(3,377)

Total other expense, net	(5,890)	(20,945)	(21,561)	(43,490)

Income (loss) before provision for income taxes	106,077	28,558	(13,711)	44,967
Income tax expense	1,258	144	989	3,104

Net income (loss)	$104,819	$28,414	$(14,700)	$41,863

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Partners' Capital

(in thousands)

	Partners' Capital	Accumulated Other Comprehensive Income	Total
Predecessor Basis
Balance at December 31, 2001	$137,221	$135	$137,356
Comprehensive income:
Net income	104,819	—	104,819
Unrealized holding loss on investment	—	(458)	(458)
Additional minimum pension liability	—	(6,115)	(6,115)

Comprehensive income			98,246
Distribution to founding airlines	(100,000)	—	(100,000)

Balance at December 31, 2002	142,040	(6,438)	135,602
Comprehensive income:
Net income	28,414	—	28,414
Unrealized holding gain on investment	—	210	210

Comprehensive income			28,624
Distribution to founding airlines	(110,000)	—	(110,000)

Balance at June 30, 2003	60,454	(6,228)	54,226
Successor Basis
Comprehensive income:
Net loss	(14,700)	—	(14,700)
Unrealized holding gain on investment	—	425	425

Comprehensive income			(14,275)
Elimination of founding airlines' capital	(60,454)	6,228	(54,226)
Equity contribution from WTI	432,813	—	432,813
Distribution to WTI	(2,120)	—	(2,120)
Stock-based compensation	134	—	134

Balance at December 31, 2003	416,127	425	416,552
Comprehensive income:
Net income	41,863	—	41,863
Unrealized holding loss on investment	—	(412)	(412)
Additional minimum pension liability	—	(2,561)	(2,561)

Comprehensive income			38,890
Distribution to WTI	(6,809)	—	(6,809)
Stock-based compensation	2,766	—	2,766

Balance at December 31, 2004	$453,947	$(2,548)	$451,399

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor basis		Successor basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$104,819	$28,414	$(14,700)	$41,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,215	32,322	52,955	101,878
Amortization of debt issuance costs	—	—	1,311	3,425
Stock-based compensation	—	—	134	2,766
Loss on disposal of property and equipment, net	826	1,010	610	630
Gain on sale of investment in other entity	—	—	—	(953)
Write-down of impaired investments	10,330	—	1,232	1,498
Other	175	170	(137)	(56)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,326)	(17,075)	17,850	329
Related party accounts receivable, net	7,786	(3,396)	—	—
Prepaid expenses and other current assets	(11,384)	5,412	(6,056)	3,180
Deferred charges	7,003	1,945	431	(807)
Other long-term assets	(13,995)	(16,840)	2,594	(4,775)
Accounts payable	587	640	850	(5,520)
Accrued expenses	4,934	6,330	(10,712)	10,788
Pension and postretirement benefits	(101)	3,203	4,339	(6,186)
Other long-term liabilities	(120)	(1,112)	227	1,297

Net cash provided by operating activities	186,749	41,023	50,928	149,357
Cash flows from investing activities:
Purchase of property and equipment	(12,375)	(4,236)	(15,961)	(13,758)
Proceeds from sale of property and equipment	559	396	75	233
Capitalized software for internal use	(3,056)	(1,367)	(1,395)	(865)
Purchase of investments	(327)	—	—	—
Proceeds from sale of investment in other entity	—	—	—	5,765

Net cash used in investing activities	(15,199)	(5,207)	(17,281)	(8,625)
Cash flows from financing activities:
Distribution to founding airlines	(100,000)	(110,000)	—	—
Payments to founding airlines	—	—	(702,846)	—
Equity contribution from WTI, net of transaction costs	—	—	306,967	—
Distributions to WTI	—	—	(2,120)	(6,809)
Proceeds from issuance of debt, net of debt issuance costs	—	—	390,063	—
Principal payments on capital leases	(25,390)	(13,986)	(13,896)	(21,683)
Principal payments on debt	—	—	(12,000)	(55,512)

Net cash used in financing activities	(125,390)	(123,986)	(33,832)	(84,004)
Net increase (decrease) in cash and cash equivalents	46,160	(88,170)	(185)	56,728
Cash and cash equivalents at beginning of period	85,941	132,101	43,931	43,746

Cash and cash equivalents at end of period	$132,101	$43,931	$43,746	$100,474

Supplemental disclosure of cash flow information:
Interest paid	$6,695	$2,433	$17,042	$37,947
Income taxes (recovered) paid	$(81)	$564	$(538)	$3,102

Non-cash financing activities:

(1)
Capital lease obligations of $41,053 were incurred in 2002, $17,237 and $12,134 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $23,994 in 2004, when the Partnership entered into leases for new equipment.

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

        Nature of Business.    Worldspan, L.P. (the "Partnership"), is a Delaware limited partnership formed in 1990. On June 30, 2003, Worldspan Technologies Inc. ("WTI"), formerly named Travel Transaction Processing Corporation, newly formed by Citigroup Venture Capital Equity Partners, L.P. ("CVC") and Ontario Teachers' Pension Plan Board ("OTPP"), indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta Air Lines, Inc. ("Delta"), Northwest Airlines, Inc. ("Northwest") and American Airlines, Inc. ("American") (the "Acquisition"). WTI owns all of the general partnership interests in the Partnership. WS Holdings LLC ("WS Holdings"), which is owned by WTI, is the sole limited partner of the Partnership, owning all of the limited partnership interests. Prior to the Acquisition, Delta, Northwest and American (collectively, our "founding airlines") owned, through affiliates, approximately 40%, 34% and 26%, respectively, of the general partnership interests in the Partnership. NEWCRS Limited, Inc. ("NEWCRS"), which was owned by our founding airlines, owned all of the limited partnership interests. American acquired its interest in the Partnership as part of its acquisition of substantially all of the assets of Trans World Airlines, Inc. ("TWA") in April 2001.

        The Partnership provides information, reservations, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system ("GDS"), and provides subscribers with access to and use of this GDS. The Partnership also charges Delta, Northwest and others for the use of the GDS.

        Basis of Presentation.    The accompanying financial statements represent the consolidated statements of the Partnership and its wholly owned subsidiaries. The Partnership accounts for its investments in certain investee companies (ownership 20%-50%) under the equity method of accounting, due to the Partnership having significant influence, but not control of the investee. Less than 20% owned investees are included in the financial statements at the cost of the Partnership's investment, as the Partnership does not have significant influence of the investee. All material intercompany transactions and balances have been eliminated in consolidation.

        The consolidated financial statements present the Partnership for the period July 1, 2003 through December 31, 2004 ("successor basis" reflecting the Acquisition and associated basis) and the period January 1, 2002 through June 30, 2003 ("predecessor basis" for the period of Delta's, Northwest's and American's ownership of the Partnership and associated basis).

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

        Fair Value of Financial Instruments.    The carrying amounts of the Partnership's financial instruments approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Partnership, the carrying value of debt and capital lease obligations approximate fair value.

        Foreign Currency.    The U.S. dollar is considered to be the functional currency of the Partnership's foreign subsidiaries. The Partnership had cash and cash equivalents, accounts receivable and accounts payable denominated in foreign currencies of approximately $2,131, $2,529 and $2,742, respectively, at December 31, 2003, and $3,970, $3,147 and $1,310, respectively, at December 31, 2004. These amounts have been translated into U.S. dollars based upon exchange rates in effect at December 31, 2003 and December 31, 2004 and the related transaction gains and losses are included in "Other, net" in the accompanying consolidated statements of operations. The Partnership recorded transaction gains of $1,174, $397 and $60 for the year ended December 31, 2002 and the six months ended June 30, 2003 and December 31, 2003, respectively, and a translation loss of $926 for the year ended December 31, 2004.

        Consolidated Statements of Cash Flows.    For purposes of the consolidated statements of cash flows, the Partnership considers all short-term, highly liquid investments readily convertible into cash with original maturity at date of purchase of three months or less to be cash equivalents. At December 31, 2003 and 2004, the Partnership had cash equivalents of approximately $39,375 and $94,216, respectively.

        Property and Equipment.    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

        Capitalized Software for Internal Use.    Under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), capitalization of costs begins when the preliminary project stage is completed, management has authorized further funding for the project and management deems it probable that the software will be completed and used to perform the function intended. The Partnership amortizes capitalized software development costs when the project is substantially complete and ready for its intended use. Amortization is provided on a straight-line basis over the estimated useful life of the software, which is approximately three to seven years. Amortization of capitalized software was $5,697 for the year ended December 31, 2002, $3,139 and $254 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $596 for the year ended December 31, 2004. Research and development costs incurred in software development was $10,018 for the year ended December 31, 2002, $5,072 and $4,451 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $7,172 for the year ended December 31, 2004. Software maintenance costs are expensed as incurred.

        Long-Lived Assets.    Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present, an undiscounted future net cash flow projection is prepared for the assets. In preparing this projection, a number of assumptions are made, including without limitation, future transactions levels, price levels and rates of increase in operating expenses. If the projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the assets exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

        Revenue Recognition.    The Partnership provides electronic travel distribution services through the Worldspan GDS. These services are provided for airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as "associates"). The Partnership charges the associates fees for reservations booked through the Worldspan GDS and the fee per transaction is based upon the participation level of the respective associate. Each participation level has a different level of functionality, which impacts the nature of the services provided through the Worldspan GDS. Revenue for airline travel transactions made through the Worldspan GDS is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded to the airline. Therefore, revenues are recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require a transaction fee to be refunded, the Partnership assumes that a significant percentage of cancellations are followed by an immediate re-booking, without a net loss of revenues. This assumption is based on historical rates of cancellations and re-bookings and has a significant impact on the amount reserved. Revenue for car rental, hotel and other travel provider transactions is recognized at the time the reservation is used by the traveler.

        The Partnership also enters into subscriber service agreements, primarily with travel agencies, providing the user with access to the Worldspan GDS. Revenue for subscriber agreements is recognized as the service is provided.

        As part of the Acquisition, the Partnership entered into a founder airline services agreement ("FASA") with each of Delta and Northwest. The FASAs replaced existing agreements between the Partnership and these two founding airlines covering substantially the same information technology services provided by the Partnership at substantially the same prices. The services provided under the FASAs include (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development services, which include custom development and integration of software for use in an airline's internal reservation system and flight operations system. Under the terms of the FASAs, revenue is earned in relation to the actual monthly cost incurred to provide each of the services. Revenue is recognized in the period the services are provided and the associated costs are incurred. The FASAs contain an obligation by the Partnership to provide FASA credits and make FASA credit payments (collectively referred to as "FASA credits") to Delta and Northwest during the term. For the six months ended December 31, 2003 and year ended December 31, 2004, Delta and Northwest earned FASA credits of $16,667 and $33,333, respectively, which were accounted for as contra-revenue in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9").

        The Partnership also provides technology services to other companies in the travel industry on a fixed fee per transaction basis. Revenue is recognized as the service is provided.

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

        Subscriber Incentives.    Subscriber incentive costs include ongoing programs to assist in the sale of Worldspan products and services. Costs may increase or decrease depending on total Worldspan system transaction volumes generated by certain subscribers. These subscriber incentives may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Worldspan GDS. Subscriber incentives that are payable on a per transaction basis are expensed in the month the transactions are generated. Subscriber incentives payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed over the term of the contract. Subscriber incentives paid at contract signing or payable at specified dates or upon the achievement of specified objectives are capitalized and amortized over the expected life of the travel agency contract, which is generally four years. Deferred charges represent the unamortized balance of the capitalized payments to subscribers. Amortization of deferred charges was $25,117 for the year ended December 31, 2002, $11,221 and $10,047 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $22,285 for the year ended December 31, 2004. Deferred charges are reviewed for recoverability on a quarterly basis, or when circumstances change, based upon the expected future cash flows from transactions processed by the related subscribers. If the estimate for future recoverability differs from the amount recorded, the difference is written off.

        In accordance with EITF No. 01-9, subscriber incentive costs (which include the amortization of deferred charges) are recorded as a reduction of electronic travel distribution revenue. To the extent these costs reduce the revenue associated with the subscriber service agreements to zero, the remaining subscriber incentive costs are included in cost of revenues excluding developed technology amortization on the consolidated statements of operations.

        Goodwill and Other Intangible Assets.    The Partnership accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized. Goodwill and other intangible assets will be subject to an impairment test annually or when changes in circumstances indicate that the carrying value may not be recoverable. In 2004, the Partnership did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review.

        Stock-Based Compensation.    Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"). WTI values stock options based upon a binomial option-pricing model. As the options and restricted shares of Class A Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners' capital.

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

        Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose and not replace the transactions generated by any significant travel agencies, its business, financial condition and results of operations could be adversely affected. One subscriber generated transactions in our electronic travel distribution segment which resulted in revenue of approximately $134,993 for the year ended December 31, 2002, $89,322 and $93,334 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $239,702 for the year ended December 31, 2004. These amounts represented 15%, 19%, 22%, and 25%, respectively, of the Partnership's total revenue.

        Furthermore, the Partnership charges associates for electronic travel distribution services and information technology services. Revenues generated by two associates were $304,320 for the year ended December 31, 2002, $152,506 and $129,744 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $266,065 for the year ended December 31, 2004. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 33% of total operating revenues for the year ended December 31, 2002, 33% and 30% for the six months ended June 30, 2003 and December 31, 2003, respectively, and 28% of total operating revenues for the year ended December 31, 2004. At December 31, 2003 and 2004, accounts receivable from these same two associates was approximately $32,704 and $34,057, or 32% and 33.1%, respectively, of the Partnership's total net accounts receivable.

        The Partnership evaluates the collectibility of it accounts receivable considering a combination of factors. In circumstances where the Partnership is aware of a specific customer's inability to meet its financial obligations to the Partnership, the Partnership records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount the Partnership reasonably believes will be collected. For all other customers, the Partnership recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. During the year ended December 31, 2004, the deteriorating financial condition of certain customers and disputes regarding their payment for services caused the Partnership to increase its bad debt expense by $5,809. The Partnership maintained an allowance for doubtful accounts of approximately $15,530 and $17,111 at December 31, 2003 and 2004, respectively.

        Cost of Revenues.    Cost of revenues consists primarily of inducements paid to travel agencies, technology development and operations personnel, software costs, network costs, hardware leases, maintenance of computer and network hardware, depreciation of computer hardware and the data center building and other travel agency support headcount.

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, a portion of the expenses associated with our facilities, depreciation of computer equipment, furniture and fixtures and leasehold improvements, internal management costs and expenses for finance, legal, human resources and other administrative functions.

        Recently Issued Accounting Pronouncements.    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. The Statement requires an entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. The Partnership does not believe SFAS 123R will have a significant impact on the Partnership's consolidated financial position or results of operations.

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

        At December 31, 2003 and 2004, the Partnership held an investment in a publicly traded company that is classified as an available-for-sale marketable security. At December 31, 2003, the Partnership's basis in this investment was approximately $841. The increase in the basis of the investment resulted from the application of purchase accounting whereby the investment was adjusted to its estimated fair value. The fair value of this investment at December 31, 2003 and 2004 was $1,266 and $853, respectively. The fair value of this investment has been determined using a value supplied by an independent pricing service. For the years ended December 31, 2003 and 2004, there were no sales of securities classified as available-for-sale.

        As discussed in Note 1, the Partnership accounts for its investments in certain non-public investee companies (ownership 20%-50%) under the equity method of accounting. The Partnership recognized a net gain of $68 for the year ended December 31, 2002, $130 and $278 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $57 for the year ended December 31, 2004 for its equity in the gains of the investees. Less than 20%-owned non-public investees are included in the financial statements at the cost of the Partnership's investment. In September 2004, the Partnership sold its investment in a non-public investee in which it held a 25% ownership interest for net proceeds of $5,765, resulting in a gain of $953. In connection with this sale, the Partnership assumed an indemnification liability of $1,145.

        At December 31, 2003, the Partnership classified all of its investments as noncurrent since it was the Partnership's intent to hold the investments for a period of time greater than one year.

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

        For the year ended December 31, 2002, the six months ended December 31, 2003, and the year ended December 31, 2004, the Partnership recorded impairment charges of $10,330, $1,232 and $1,498, respectively, to write-off its investment in various non-public investee companies. The impairment charges recorded were based upon management's estimate of the fair value. The decline in the estimated fair value of each investment was considered to be other-than-temporary since the Partnership concluded that it was unclear over what period a recovery, if any, would take place; therefore, the positive evidence suggesting that the investment would recover to at least the Partnership's purchase price was not sufficient to overcome the presumption that there was a permanent impairment in value.

3. Property and Equipment

        Property and equipment are comprised of the following:

		Successor Basis
	Estimated Useful Life	December 31, 2003	December 31, 2004
Subscriber computer equipment	3 years	$16,195	$19,263
Furniture, fixtures and equipment	3 to 5 years	33,322	42,079
Assets acquired under capital leases	3 to 19 years	89,082	116,406
Purchased software	3 to 7 years	4,029	5,741
Leasehold improvements	Lesser of lease term or useful life	1,023	1,290
Land		525	130

Total property and equipment		144,176	184,909
Less accumulated depreciation and amortization		(23,666)	(66,691)

Property and equipment, net		$120,510	$118,218

        Depreciation and amortization expense of property and equipment was $63,971 for the year ended December 31, 2002, $24,965 and $23,666 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $43,025 for the year ended December 31, 2004. Accumulated depreciation of assets acquired under capital leases at December 31, 2003 and 2004 was $11,953 and $35,814, respectively. Assets acquired under capital leases primarily consist of mainframe equipment, acquired software and a building. In accordance with the requirements of purchase accounting, property and equipment was adjusted to its estimated fair value. Accordingly, depreciation is accumulated only since the date of the Acquisition.

4. Related Party Transactions

        Prior to the Acquisition, all transactions with Delta, Northwest, and American were related party transactions, as described below. As of July 1, 2003, our founding airlines are no longer related parties; therefore, all transactions with our founding airlines subsequent to the Acquisition are considered third party transactions.

Predecessor Basis

        Revenues.    The Partnership charges Delta, Northwest, and American for services related to information, reservations, ticket processing and other computer related services ("Information Technology Services"). The Partnership also charges Delta, Northwest, and American for electronic travel distribution fees related to their airline reservations processed through the Worldspan GDS. Revenues earned from Delta represented approximately 20% of consolidated total revenues for the year ended December 31, 2002 and the six months ended June 30, 2003. Revenues earned from Northwest represented approximately 14% of consolidated total revenues for the year ended December 31, 2002 and 13% of consolidated total revenues for the six months ended June 30, 2003.

        Electronic travel distribution fees revenue billed to Delta, Northwest, and American were as follows:

	Year Ended December 31, 2002	Six Months Ended June 30, 2003
Delta	$123,716	$65,261
Northwest	86,419	41,278
American	85,046	35,426

	$295,181	$141,965

        Information technology services revenue billed to Delta, Northwest, and American were as follows:

	Year Ended December 31, 2002	Six Months Ended June 30, 2003
Delta	$56,441	$26,762
Northwest	37,744	19,205
American	304	—

	$94,489	$45,967

        Operating expenses.    The Partnership purchases services and leases facilities from Delta and Northwest primarily in connection with the operations of the Worldspan GDS. In connection with these services, the Partnership incurred costs with Delta and Northwest of $4,829 and $1,225, respectively, for the year ended December 31, 2002 and $3,579 and $662, respectively, for the six months ended June 30, 2003.

Successor Basis

        Advisory Agreements.    In connection with the Acquisition, the Partnership entered into an advisory agreement with WTI pursuant to which WTI may provide financial, advisory and consulting services to the Partnership. In exchange for these services, WTI will be entitled to an annual advisory fee of $1,500. The advisory agreement has an initial term of ten years. These expenses are included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. During the six months ended December 31, 2003 and the year ended December 31, 2004, the Partnership distributed $900 and $1,350, respectively, to WTI pursuant to this advisory agreement.

        Stock-Based Compensation.    Under the WTI stock incentive plan, WTI offers restricted shares of its Common Stock and grants options to purchase shares of its Common Stock to certain employees of the Partnership. As the options and restricted shares are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest.

        Interest Payments.    So long as the Partnership is not in default under, and is in compliance with all financial covenants of, the senior credit facility and the indenture governing the senior notes and continues to maintain a fixed charge coverage ratio (as defined by the indenture) of 2.25x or better, the Partnership will be permitted to distribute funds to WTI sufficient to pay the 5% cash interest component of the holding company subordinated seller notes. During the six months ended December 31, 2003 and the year ended December 31, 2004, the Partnership distributed $1,925 and $4,378, respectively, to WTI for this purpose.

        IPO Costs.    In 2004, WTI filed a registration statement with the U.S. Securities and Exchange Commission related to a proposed initial public offering of shares of common stock. Although WTI announced in June 2004 that it had elected to postpone the proposed offering, certain IPO related costs were incurred for regulatory fees and professional services rendered in connection with the offering. During the year ended December 31, 2004, the Partnership distributed $2,320 to WTI for payment of IPO related costs.

        Refinancing Transactions.    In February 2005 the Partnership entered into a series of refinancing transactions. Certain of the parties to these transactions were related parties, including WTI, CVC, and OTPP. See Note 17 for a full description of these matters.

5.     Accrued Expenses

        Accrued expenses are comprised of the following:

	Successor Basis
	December 31, 2003	December 31, 2004
Subscriber incentives	$80,198	$83,811
Employee compensation	23,086	29,221
Income taxes	1,818	8,023	(1)
Booking cancellation reserve	9,661	8,092
Other accrued expenses	29,652	27,488

Total	$144,415	$156,635

  (1)
  Includes the Partnership's obligation to the Greek tax authorities. See Note 14.

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

        The components of net pension and postretirement costs are as follows:

	Pension Benefits
			Successor Basis
	Predecessor Basis
			Six Months Ended December 31, 2003
	Year Ended December 31, 2002	Six Months Ended June 30, 2003		Year Ended December 31, 2004
Service cost	$9,630	$5,483	$8,809	$—
Interest cost	10,773	6,061	5,273	11,049
Expected return on plan assets	(13,299)	(7,061)	(6,340)	(13,555)
Amortization of transition obligation	173	86	—	—
Amortization of prior service cost	125	59	—	—
Recognized net actuarial loss	20	214	—	—

Net periodic cost (benefit)	$7,422	$4,842	$7,742	$(2,506)

	Postretirement Benefits
			Successor Basis
	Predecessor Basis
			Six Months Ended December 31, 2003
	Year Ended December 31, 2002	Six Months Ended June 30, 2003		Year Ended December 31, 2004
Service cost	$1,774	$955	$163	$329
Interest cost	2,900	1,681	834	1,671
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(850)	(425)	—	—
Recognized net actuarial loss	82	228	—	—

Net periodic cost	$3,906	$2,439	$997	$2,000

        The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows:

	Pension Benefits			Postretirement Benefits
	Predecessor Basis	Successor Basis		Predecessor Basis	Successor Basis
		Six Months Ended December 31, 2003			Six Months Ended December 31, 2003
	Six Months Ended June 30, 2003		Year Ended December 31, 2004	Six Months Ended June 30, 2003		Year Ended December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$181,629	$178,201	$179,975	$39,256	$28,902	$27,848
Service cost	5,483	8,809	—	955	163	329
Interest cost	6,061	5,273	11,049	1,681	834	1,671
Actuarial loss (gain)	44,467	(9,065)	21,513	8,718	(445)	2,862
Amendments	—	—	—	—	—	—
Benefits paid	(2,611)	(3,243)	(7,548)	(947)	(1,605)	(2,831)

Benefit obligation at end of period	$235,029	$179,975	$204,989	$49,663	$27,849	$29,879

Change in plan assets:
Fair value of plan assets at beginning of period	$125,301	$142,490	$163,954	$—	$—	$—
Actual return on plan assets	1,756	21,398	24,458	—	—	—
Employer contributions	1,860	3,309	2,843	947	1,605	2,831
Benefits paid	(2,611)	(3,243)	(7,548)	(947)	(1,605)	(2,831)

Fair value of plan assets at end of period	$126,306	$163,954	$183,707	$—	$—	$—

Reconciliation of funded status:
Funded status	$(108,723)	$(16,021)	$(21,241)	$(49,663)	$(27,849)	$(29,879)
Unrecognized actuarial loss (gain)	102,130	(24,091)	(13,514)	10,301	(444)	2,416
Unrecognized transition obligation	259	—	—	—	—	—
Unrecognized prior service cost	1,827	—	—	(7,135)	—	—
Other	1,681	—	—	838	—	—

Net amount recognized	$(2,826)	$(40,112)	$(34,755)	$(45,659)	$(28,293)	$(27,463)

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability		$(40,112)	$(37,316)
Intangible asset		—	—
Accumulated other comprehensive income		—	2,561

Net amount recognized		$(40,112)	$(34,755)

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
	Predecessor Basis	Successor Basis		Predecessor Basis	Successor Basis
	June 2003	December 2003	December 2004	June 2003	December 2003	December 2004
Discount rate	6.50%	6.25%	5.75%	6.50%	6.25%	5.75%
Rate of compensation increase	4.00%	—	—	—	—	—

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits				Postretirement Benefits
	Predecessor Basis		Successor Basis		Predecessor Basis		Successor Basis
	Year Ended December 31,	Six Months Ended June 30,	Six Months Ended December 31,	Year Ended December 31,	Year Ended December 31,	Six Months Ended June 30,	Six Months Ended December 31,	Year Ended December 31,
	2002	2003	2003	2004	2002	2003	2003	2004
Discount rate	7.50%	6.75%	6.00%	6.25%	7.50%	6.75%	6.00%	6.25%
Rate of compensation increase	4.50%	4.00%	4.00%	—	—	—	—	—
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%	—	—	—	—

        For U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $179,975, $179,975, and $163,954, respectively, as of December 31, 2003 and $204,989, $204,989 and $183,707, respectively, as of December 31, 2004. The Partnership estimates that its pension plan and postretirement contributions during the year ended December 31, 2005 will be approximately $638 and $3,169, respectively.

        Benefit payments are made from both funded benefit plan trusts and from current assets. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ended December 31,	Pension benefits	Postretirement benefits
2005	$7,545	$3,169
2006	7,772	3,150
2007	8,147	3,163
2008	8,630	3,103
2009	9,223	2,996
2010-2014	59,775	13,972

        For postretirement benefits, the Partnership has not assumed a health care cost trend rate since the Partnership's benefit obligations are only at rate for medical inflation through 2003. Beyond 2003, participants will pay for substantially all of the full price increases in medical costs. The assumed health care cost trend rate used in measuring the health care portion of the postretirement cost for 2002 is 15% for medical and 6% for dental. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2002 by $38 and the postretirement benefit obligation as of December 31, 2002 by $327. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2002 by $38 and the postretirement benefit obligation as of December 31, 2002 by $327.

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

	Percentage of Pension Plan assets
	Predecessor Basis	Successor Basis
Asset category	June 30, 2003	December 31, 2003	December 31, 2004
Equity securities	63.5%	75.2%	77.3%
Debt securities	36.5%	24.8%	22.7%

Total	100.0%	100.0%	100.0%

        The Partnership sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $2,450 for the year ended December 31, 2002, $1,414 and $1,010 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $6,059 for the year ended December 31, 2004.

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Partnership elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. In 2005, the Centers for Medicare and Medicaid Services (CMS) has started to issue regulations governing how employers should determine whether their prescription drug benefits are at least actuarially equivalent to Medicare Part D. Based on the proposed regulations, the Partnership has concluded that its retiree prescription drug benefits are not at least actuarially equivalent to Medicare Part D. As such, the adoption of FSP 106-2 during the third quarter of 2004 did not effect the Partnership's financial position or results of operations.

        The Partnership reserves the right to modify or terminate its employee benefit plans as to all participants and beneficiaries at any time, except as restricted by the Internal Revenue Code or the Employee Retirement Income Security Act (ERISA).

7.    Stock-Based Compensation

        Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees of the Partnership. WTI has reserved 12,580,000 shares of its Class A Common Stock for issuance under the stock incentive plan. Up to 6,580,000 shares may be offered as restricted stock, and up to 6,000,000 shares may be subject to options. The options expire ten years from date of grant. The exercise price of any options granted or the purchase price for restricted stock offered under the stock incentive plan is determined by the Board of Directors.

        WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123. The options granted consisted of "Series 1" and "Series 2" options. For the 2003 grants, the Series 1 options were issued with an initial exercise price of $2.11 per share (during the second half of 2003), which will decrease in six month increments to $0.32 per share when the time of exercise is from January 1, 2008 to the normal expiration date. The Series 2 options were issued with an initial exercise price of $7.30 per share (during the second half of 2003), which will decrease in six month increments to $5.29 per share when the time of exercise is from July 1, 2008 to the normal expiration date.

        The Partnership applies the binomial option-pricing model in accounting for the options issued under the WTI stock incentive plan. During the years ended December 31, 2003 and 2004, the weighted-average assumptions used in the binomial option-pricing model were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
2003	2.74%	5 years	0%	0%
2004	3.15%	5 years	0%	0%

        For Series 1 options whose exercise price was less than the fair value of the underlying Class A Common Stock on the grant date, the weighted-average exercise price and weighted-average fair value of options was $1.93 and $6.24, respectively. For Series 2 options whose exercise price was less than the fair value of the underlying Class A Common Stock on the grant date, the weighted-average exercise price and weighted-average fair value of options was $7.14 and $2.49, respectively. For Series 1 options whose exercise price was greater than the fair value of the underlying Class A Common Stock on the grant date, the weighted-average exercise price and weighted-average fair value of options was $1.78 and $0, respectively. For Series 2 options whose exercise price was greater than the fair value of the underlying Class A Common Stock on the grant date, the weighted-average exercise price and weighted-average fair value of options was $6.97 and $0, respectively. The stock options vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $6 and $199 during the six months ended December 31, 2003 and the year ended December 31, 2004, respectively, attributable to stock options.

        Information concerning stock options issued to employees of the Partnership is presented in the following table. At December 31, 2003 and 2004, the number of Series 1 stock options exercisable was

0 and 329,600, respectively, and the number of Series 2 options exercisable was 0 and 329,600, respectively. The weighted-average remaining contractual life was 8.5 years at December 31, 2004.

	Series 1		Series 2
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at June 30, 2003	—	$—	—	$—
Granted	1,830,000	2.11	1,830,000	7.30
Exercised	—	—	—	—
Forfeited	(17,500)	2.11	(17,500)	7.30

Balance at December 31, 2003	1,812,500	2.11	1,812,500	7.30
Granted	227,500	1.92	227,500	7.11
Exercised	—	—	—	—
Forfeited	(223,500)	1.85	(223,500)	7.04
Unexercised	(6,000)	1.78	(6,000)	6.97

Balance at December 31, 2004	1,810,500	1.78	1,810,500	6.97

        During 2003, WTI granted 4,018,000 restricted shares of its Common Stock to certain members of the Partnership's management having an aggregate value of $1,283. These restricted shares vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $128 and $257 during the six months ended December 31, 2003 and the year ended December 31, 2004, respectively, attributable to restricted stock grants. During the first quarter of 2004, WTI entered into a series of restricted stock subscription agreements with certain members of the Partnership's management having an aggregate value of $12,938 for 1,587,500 restricted shares of Common Stock. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $1,491 during the year ended December 31, 2004 attributable to these restricted stock subscription agreements. Also during the first quarter of 2004, WTI entered into a stock subscription agreement with a member of the Partnership's management having a value of $819 for 100,512 shares of Common Stock. Since there was no vesting or service period associated with these shares, the entire stock-based compensation expense for these shares was recognized during the first quarter of 2004.

8.    Acquisition of Worldspan

        On June 30, 2003, WTI indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta, Northwest and American. The aggregate consideration for the Acquisition was $901,500, consisting of $817,500 in cash and the issuance by WTI of $84,000 of holding company subordinated seller notes payable by WTI to American and Delta. The holding company subordinated seller notes are unsecured obligations of WTI and are not the Partnership's debt. The purchase consideration was subject to adjustment based upon certain items, such as the Partnership's closing cash, debt and working capital. The resulting net aggregate consideration for the Acquisition was $837,766. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations.

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

        During the year ended December 31, 2004, a net decrease of $4,013 was recorded to goodwill as a result of the reduction of a valuation allowance on pre-acquisition foreign deferred tax assets.

        Other identifiable intangibles acquired consist of the following:

Asset	Fair Value	Estimated Useful Life
Supplier and agency relationships	$321,618	8-11 years
Information technology services contracts	36,126	5-15 years
Developed technology	236,837	11 years
Trade name	72,142	Indefinite

        The weighted average life of acquired identifiable intangibles, subject to amortization, is approximately nine years. Goodwill and trade name are not amortized but will be tested for impairment on an annual basis or at an interim date if indicators of impairment exist. In 2004, the Partnership did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review.

        The following unaudited financial information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the periods presented. Adjustments related to the Acquisition that affect the results of operations include credits provided to Delta and Northwest under their respective founder airline services agreement (the "FASAs"), interest expense associated with the debt issued in conjunction with the Acquisition, depreciation of the step-up of fixed assets, amortization of the fair value of amortizing intangible assets, and the advisory fee payable to WTI. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1 or of results of operations that may occur in the future.

	Predecessor Basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003
Revenues	$881,536	$405,805
Net loss	(10,386)	(12,357)

9. Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following:

		Successor Basis
		December 31, 2003		December 31, 2004
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8-11 years	$321,618	$16,866	$321,618	$50,598
Information technology services contracts	5-15 years	36,126	1,404	36,126	4,212
Developed technology	5-11 years	239,340	11,018	239,947	33,145
Goodwill	Indefinite	109,740	—	112,035	—
Trade name	Indefinite	72,142	—	72,142	—

		$778,966	$29,288	$781,868	$87,955

        The Partnership recorded amortization expense for its amortized intangible assets of $15,244 for the year ended December 31, 2002, $7,358 and $29,288 for the six months ended June 30, 2003 and December 31, 2003 and $58,667 for the year ended December 31, 2004. Estimated amortization expense for the Partnership's intangible assets is as follows:

Year Ended December 31,
2005	$58,761
2006	58,761
2007	58,665
2008	58,355
2009	58,071
Thereafter	217,123

$509,736

10. Debt

        In conjunction with the Acquisition, the Partnership issued and sold $280,000 aggregate principal amount of 9 5/8% Senior Notes due 2011 ("Senior Notes") and borrowed $125,000 under the term loan facility portion of a senior credit facility due 2007 ("Term Loan"). The Senior Notes are subordinated to the Term Loan. The interest rate applicable to borrowings under the Term Loan is based on the LIBOR rate, or, at the Partnership's option, the higher of several other common indices. At December 31, 2004, the interest rate on the Term Loan was 6.10%. The Partnership is required to pay a commitment fee of 0.50% per annum on the difference between committed amounts and amounts actually utilized under the Term Loan.

        In connection with the anticipated Note Redemption Agreement with Delta in January 2005 (see Note 17), WTI, WS Holdings, the Partnership and Lehman Commercial Paper Inc., as administrative agent, entered into the First Amendment, Waiver and Consent, dated as of December 23, 2004 (the "Credit Agreement Amendment"), to the senior credit facility. The Credit Agreement Amendment amends the senior credit facility related to the Term Loan to provide that the Partnership may make the redemption under the Note Redemption Agreement and may repurchase up to an aggregate principal amount of $24,000 of its Senior Notes by December 31, 2005. The Credit Agreement Amendment also waives the requirement that the Partnership distribute any cash used to make the redemption under the Note Redemption Agreement or to redeem the Senior Notes, up to a total of $61,000, to the lenders as excess cash flow. Any portion of the $61,000 not used to make these redemptions shall be applied to reduce the amounts outstanding under the senior credit facility by the end of 2005.

        The Partnership's obligations under the senior credit facility and the guarantees are secured by a perfected first priority security interest in all of the Partnership's tangible and intangible assets and all of the tangible and intangible assets of WTI and each of its direct and indirect domestic subsidiaries and certain foreign subsidiaries, subject to customary exceptions, and a pledge of (i) all of the membership interests of WS Holdings owned by WTI, (ii) all of the Partnership's partnership interests owned by WTI and WS Holdings, (iii) all of the capital stock of the Partnership's domestic subsidiaries and some of the Partnership's foreign subsidiaries and (iv) 65% of the capital stock of other of the Partnership's first-tier foreign subsidiaries.

        Debt covenants require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership. At December 31, 2004, the Partnership was in compliance with these covenants.

        Long-term debt consisted of the following:

Successor Basis December 31, 2004
Senior Notes	$280,000
Term Loan	57,488

337,488
Less current portion of long-term debt	(12,497)

Long-term debt, excluding current portion	$324,991

        Long-term debt repayments are due as follows:

2005	$12,497
2006	12,497
2007	32,494
2008	—
2009	—
Thereafter	280,000

$337,488

        In February 2005, the Partnership entered into a series of refinancing transactions. See Note 17.

11. Lines of Credit

        The Partnership had a line of credit with one bank as of December 31, 2002 that was cancelled on June 30, 2003. This line of credit allowed the Partnership to borrow up to $50,000 at the following options: the bank's base rate or the euro option (LIBOR rate plus applicable bank margin). The line of credit required that the Partnership keep a minimum of $2,000 in a demand deposit account and $2,000 in an investment account. Commitment fees incurred on the unused portion of the line of credit were approximately $62 during 2002.

        On June 30, 2003, the Partnership entered into a syndicated revolving credit facility, which matures on June 30, 2007. This facility allows the Partnership to borrow up to $50,000 in revolving credit loans and standby letters of credit. The revolving loans have the following rate options: the bank's designated base rate, the euro rate or the euro base rate. Commitment fees incurred on the unused portion of the credit facility are payable quarterly in arrears at a rate of 1/2 of 1% per annum and were $128 during the six months ended December 31, 2003 and $253 for the year ended December 31, 2004.

12. Other Significant Events

        In November 2002, the Partnership announced a voluntary severance program. The total charge recorded for this workforce reduction, which affected approximately 130 employees, was $6,143, all of which was for severance and benefits. This amount is included in "Selling, general and administrative" expenses in the accompanying consolidated statements of income. At December 31, 2003 and 2004, there was no remaining liability associated with this workforce reduction.

        In April 2003, the Partnership announced a workforce reduction, which included both a voluntary and an involuntary program. This reduction was a result of decreased travel, and related booking volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy. The total charge recorded for this workforce reduction, which affected approximately 200 employees, was $4,600, all of which was for severance and benefits. This amount is included in "Selling, general and administrative" expenses in the accompanying consolidated statements of income. The $4,600 charge included $3,987 for the electronic travel distribution segment and $613 for the information technology services segment. At December 31, 2003 and 2004, there was no remaining liability associated with this workforce reduction.

        Upon the closing of the Acquisition, certain members of management received change-in-control payments. The total charge recorded during the six months ended June 30, 2003 was approximately $17,259.

        On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia's transactions has not yet occurred.

13. Income Taxes

        Income (loss) before provision for income taxes consisted of:

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004
Domestic	$111,055	$34,046	$(20,075)	$37,159
Foreign	(4,978)	(5,488)	6,364	7,808

Income (loss) before provision for income taxes	$106,077	$28,558	$(13,711)	$44,967

        Income tax expense consists of the following:

	Predecessor Basis		Successor Basis
	Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004
Current taxes:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	1,258	144	—	2,201
Deferred taxes:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	989	903

Income tax expense	$1,258	$144	$989	$3,104

        No provision for U.S. federal and state income taxes was recorded during 2002, the six months ended June 30, 2003 and December 31, 2003, or during 2004, as such liability was the responsibility of the partners of Worldspan, L.P., rather than of the Partnership. The Partnership intends to distribute to its partners cash sufficient to fund the partners' income tax liability, if any, as permitted by our senior credit facility and the indenture governing our senior notes.

        Certain of the Partnership's foreign subsidiaries are subject to income taxes. As of December 31, 2003, the foreign subsidiaries had a deferred tax asset of approximately $4,924 less a full valuation allowance. The amount relates to deferred tax assets that primarily arose prior to the Acquisition. During 2004, the Partnership reduced the pre-acquisition valuation allowance by $4,013, which had a corresponding reduction to goodwill. The Partnership recognized a portion of the deferred tax asset in 2004 and determined the remaining balance of the deferred tax asset would be utilized in future years. At December 31, 2004, the partnership's foreign subsidiaries had a deferred tax asset of $4,176 less a valuation allowance of $1,141.

        The deferred tax assets resulted from temporary differences associated with the following:

	Successor Basis December 31,
	2003	2004
Depreciation	$3,818	$3,336
Allowance for doubtful accounts	357	182
Net operating loss carryforward	590	233
Other	159	425

Total deferred tax assets	4,924	4,176
Valuation allowance	(4,924)	(1,141)

Net deferred tax asset	$—	$3,035

14. Commitments and Contingencies

        The Partnership has operating lease agreements which are principally for software, equipment and office facilities. Rent expense relating to these lease agreements was approximately $41,863 for the year ended December 31, 2002, $31,585 and $35,288 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $59,091 for the year ended December 31, 2004.

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

        Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2004 are as follows:

	Operating	Capital
2005	$50,935	$24,541
2006	49,987	21,878
2007	48,100	13,090
2008	25,092	6,933
2009	4,634	3,333
Thereafter	23,072	42,214

Total	$201,820	111,989

Less amount representing interest		(38,540)

Present value of net minimum lease payments		73,449
Less current maturities		(19,370)

Long-term maturities		$54,079

        The Partnership has an Asset Management Offering agreement with IBM (the "IBM AMO"), expiring in 2008, that enables the Partnership to integrate additional IBM technology into the Partnership's growing line of travel solutions. The Partnership has accounted for the IBM AMO as a multiple element arrangement of hardware, software, and services. Under the terms of the agreement, the Partnership has a remaining aggregate minimum commitment of $204,215 at December 31, 2004, plus additional contingent payments dependent upon the rate of growth of electronic travel distribution transaction volumes. Of the minimum amount, approximately $142,659 represents future minimum lease payments for leases classified as operating at December 31, 2004 and approximately $31,595 represents future minimum lease payments for leases classified as capital at December 31, 2004. These amounts have been reflected above in the future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2004. The remaining $29,961 represents the Partnership's future commitment for various other technology and service elements of the arrangement at December 31, 2004.

        The future minimum amounts payable under the IBM AMO are as follows at December 31, 2004:

	Total IBM AMO	IBM AMO Operating Leases at December 31, 2004	IBM AMO Capital Leases at December 31, 2004
2005	$58,300	$39,768	$9,153
2006	60,702	40,803	9,010
2007	59,342	41,382	8,970
2008	25,871	20,706	4,462

	$204,215	$142,659	$31,595

        The payment stream of the IBM AMO is such that in the earlier years, the payments required under the agreement exceed the value of the technology and service elements received. This prepaid element at December 31, 2004 of $13,184 is included in "Other long-term assets" in the accompanying consolidated balance sheet.

        In March 2004, the Partnership entered into an agreement to purchase data network services for the Partnership's U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for the Partnership's U.S. and Canadian offices. The minimum commitment over the term of the agreement is $30,000. In 2004, the Partnership fulfilled $10,800 of this commitment. The remaining minimum commitment over the term of the agreement is $19,200.

        During 1998, the Partnership filed suit against Abacus Distribution Systems Pte Ltd. ("Abacus") for fraud, breach of contract and misappropriation of the Partnership's trade secrets and a separate action against Sabre Holdings Corporation ("Sabre") for tortious interference, misappropriation of the Partnership's trade secrets and other claims. In August 2000, a Tribunal of arbitrators in London acting under the authority of the International Chamber of Commerce found in favor of the Partnership in its proceedings against Abacus and granted joint and several monetary damages and costs to the Partnership of approximately $39,557, which was paid by Abacus in 2000. Abacus filed a counterclaim against the Partnership, which was dismissed. In 1998, the Partnership initiated a lawsuit against Sabre and other Sabre-affiliated entities for claims arising from the termination of the Partnership's relationship with Abacus. In June 2002, the Partnership's claims against Sabre were pending before the U.S. District Court for the Northern District of Georgia and the U.S. Court of Appeals for the Eleventh Circuit. On June 18, 2002 the Partnership and Sabre executed a Settlement Agreement containing a mutual release of all pending claims. The settlement was paid in full by Sabre in July 2002. In addition, the Partnership is currently involved in various claims related to matters arising from the ordinary course of business. Management believes the ultimate disposition of these actions will not materially affect the financial position or results of operations of the Partnership.

        In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2002. The Partnership filed appeals of these assessments. Pursuant to a formal tax amnesty program with the Greek authorities, the Partnership recently reached a settlement of the outstanding assessments in an amount of approximately €7,775. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of the founding airlines shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the sale of the Partnership on June 30, 2003. The Partnership informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement. Because of the indemnity provision, the Partnership believes that amounts paid to settle this assessment will be reimbursed by the founding airlines and will not have an effect on the Partnership's financial position or results of operations.

15. Business Segment Information

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

			Successor Basis
	Predecessor Basis
			Six Months Ended December 31, 2003
	Year Ended December 31, 2002	Six Months Ended June 30, 2003		Year Ended December 31, 2004
Revenues
Electronic travel distribution	$807,095	$414,933	$396,488	$876,552
Information technology services	107,774	52,539	32,974	67,666

Total revenues	$914,869	$467,472	$429,462	$944,218

Operating income
Electronic travel distribution	$105,855	$45,803	$26,769	$120,612
Information technology services	6,112	3,700	(18,919)	(32,155)

Total operating income	$111,967	$49,503	$7,850	$88,457

Depreciation and amortization
Electronic travel distribution	$65,828	$26,701	$42,888	$82,401
Information technology services	13,387	5,621	10,067	19,477

Total depreciation and amortization	$79,215	$32,322	$52,955	$101,878

Geographic areas
Total revenues
United States	$786,244	$406,854	$362,104	$801,592
Foreign	128,625	60,618	67,358	142,626

Total	$914,869	$467,472	$429,462	$944,218

Long-lived assets
United States	$167,486	$173,362	$917,633	$852,091
Foreign	33,602	31,772	31,365	35,622

Total	$201,088	$205,134	$948,998	$887,713

16. Supplemental Guarantor/Non-Guarantor Financial Information

        Concurrent with the closing of the Acquisition discussed in Note 8, the Senior Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as "Worldspan, L.P.—Guarantor" in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing Corp ("WS Financing"). These domestic subsidiaries collectively represent less than one percent of the Partnership's total assets, Partners' capital, total revenues, net income, and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are full, unconditional, joint and several. The foreign subsidiaries (referred to as "Non-Guarantor Subsidiaries" in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing, the co-issuer, was established June 6, 2003. WS Financing does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
as of December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$41,615	$2,131	$—	$43,746
Trade accounts receivable, net	100,593	2,529	—	103,122
Prepaid expenses and other current assets	21,422	2,207	—	23,629

Total current assets	163,630	6,867	—	170,497
Property and equipment, less accumulated depreciation	113,321	7,189	—	120,510
Deferred charges	17,472	16,072	—	33,544
Debt issuance costs, net	13,626	—	—	13,626
Supplier and agency relationships, net	304,752	—	—	304,752
Developed technology, net	228,322	—	—	228,322
Trade name	72,142	—	—	72,142
Goodwill	109,740	—	—	109,740
Other intangible assets, net	34,722	—	—	34,722
Investments	5,064	1,313	—	6,377
Investments in subsidiaries	7,845	—	(7,845)	—
Other long-term assets	18,472	6,791	—	25,263

Total assets	$1,089,108	$38,232	$(7,845)	$1,119,495

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$16,933	$2,742	$—	$19,675
Intercompany accounts payable (receivable)	(1,226)	1,226	—	—
Accrued expenses	117,944	26,471	—	144,415
Current portion of capital lease obligations	16,136	—	—	16,136
Current portion of long-term debt	8,000	—	—	8,000

Total current liabilities	157,787	30,439	—	188,226
Long-term portion of capital lease obligations	55,002	—	—	55,002
Long-term debt	385,000	—	—	385,000
Pension and postretirement benefits	68,439	(34)	—	68,405
Other long-term liabilities	6,328	(18)	—	6,310

Total liabilities	672,556	30,387	—	702,943

Commitments and contingencies
Partners' capital	416,552	7,845	(7,845)	416,552

Total liabilities and Partners' capital	$1,089,108	$38,232	$(7,845)	$1,119,495

Condensed Consolidating Balance Sheets
as of December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$96,504	$3,970	$—	$100,474
Trade accounts receivable, net	99,646	3,147	—	102,793
Prepaid expenses and other current assets	18,729	2,577	—	21,306

Total current assets	214,879	9,694	—	224,573
Property and equipment, less accumulated depreciation	111,972	6,246	—	118,218
Deferred charges	15,956	18,395	—	34,351
Debt issuance costs, net	10,201	—	—	10,201
Supplier and agency relationships, net	271,020	—	—	271,020
Developed technology, net	206,664	138	—	206,802
Trade name	72,142	—	—	72,142
Goodwill	112,035	—	—	112,035
Other intangible assets, net	31,914	—	—	31,914
Investments in subsidiaries	14,165	—	(14,165)	—
Other long-term assets	20,187	10,843	—	31,030

Total assets	$1,081,135	$45,316	$(14,165)	$1,112,286

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$11,926	$2,745	$—	$14,671
Intercompany accounts payable (receivable)	15,305	(15,305)	—	—
Accrued expenses	115,682	40,953	—	156,635
Current portion of capital lease obligations	19,369	—	—	19,369
Current portion of long-term debt	12,497	—	—	12,497

Total current liabilities	174,779	28,393	—	203,172
Long-term portion of capital lease obligations	54,079	—	—	54,079
Long-term debt	324,990	—	—	324,990
Pension and postretirement benefits	64,821	(42)	—	64,779
Other long-term liabilities	11,067	2,800	—	13,867

Total liabilities	629,736	31,151	—	660,887

Commitments and contingencies
Partners' capital	451,399	14,165	(14,165)	451,399

Total liabilities and Partners' capital	$1,081,135	$45,316	$(14,165)	$1,112,286

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2002
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$786,244	$128,625	$—	$914,869
Operating expenses	673,417	129,485	—	802,902

Operating income (loss)	112,827	(860)	—	111,967
Other income (expense)
Interest (expense) income, net	(3,528)	132	—	(3,396)
Loss from subsidiaries	(6,236)	—	6,236	—
Other, net	1,756	(4,250)	—	(2,494)

Total other expense, net	(8,008)	(4,118)	6,236	(5,890)
Income (loss) before income taxes	104,819	(4,978)	6,236	106,077
Income tax expense	—	1,258	—	1,258

Net income (loss)	$104,819	$(6,236)	$6,236	$104,819

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2003
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$406,854	$60,618	$—	$467,472
Operating expenses	351,447	66,522	—	417,969

Operating income (loss)	55,407	(5,904)	—	49,503
Other income (expense)
Interest (expense) income, net	(2,396)	41	—	(2,355)
Loss from subsidiaries	(5,632)	—	5,632	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,706)	375	—	(1,331)

Total other expense, net	(26,993)	416	5,632	(20,945)
Income (loss) before income taxes	28,414	(5,488)	5,632	28,558
Income tax expense	—	144	—	144

Net income (loss)	$28,414	$(5,632)	$5,632	$28,414

Condensed Consolidating Statements of Operations
for the Six Months Ended December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$362,104	$67,358	$—	$429,462
Operating expenses	359,014	62,598	—	421,612

Operating income	3,090	4,760	—	7,850
Other income (expense)
Interest (expense) income, net	(20,705)	109	—	(20,596)
Income from subsidiaries	5,375	—	(5,375)	—
Other, net	(2,460)	1,495	—	(965)

Total other income (expense), net	(17,790)	1,604	(5,375)	(21,561)
Income before income taxes	(14,700)	6,364	(5,375)	(13,711)
Income tax expense	—	989	—	989

Net income	$(14,700)	$5,375	$(5,375)	$(14,700)

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$801,592	$142,626	$—	$944,218
Operating expenses	722,000	133,761	—	855,761

Operating income	79,592	8,865	—	88,457
Other income (expense)
Interest (expense) income, net	(40,185)	72	—	(40,113)
Income from subsidiaries	4,704	—	(4,704)	—
Other, net	(2,248)	(1,129)	—	(3,377)

Total other income (expense), net	(37,729)	(1,057)	(4,704)	(43,490)
Income before income taxes	41,863	7,808	(4,704)	44,967
Income tax expense	—	3,104	—	3,104

Net income	$41,863	$4,704	$(4,704)	$41,863

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2002
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$182,666	$4,083	$—	$186,749

Cash flows from investing activities:
Purchase of property and equipment	(9,355)	(3,020)	—	(12,375)
Purchase of investments	(327)	—	—	(327)
Proceeds from sale of property and equipment	559	—	—	559
Capitalized software for internal use	(3,056)	—	—	(3,056)
Investments in subsidiaries	(357)	—	357	—

Net cash (used in) provided by investing activities	(12,536)	(3,020)	357	(15,199)

Cash flows from financing activities:
Distribution to founding airlines	(100,000)	—	—	(100,000)
Principal payments on capital leases	(25,390)	—	—	(25,390)
Contributions to subsidiaries	—	357	(357)	—

Net cash (used in) provided by financing activities	(125,390)	357	(357)	(125,390)

Net increase in cash and cash equivalents	44,740	1,420	—	46,160
Cash and cash equivalents at beginning of year	80,400	5,541	—	85,941

Cash and cash equivalents at end of year	$125,140	$6,961	$—	$132,101

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2003
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by (used in) operating activities	$44,815	$(3,792)	$—	$41,023

Cash flows from investing activities:
Purchase of property and equipment	(2,102)	(2,134)	—	(4,236)
Proceeds from sale of property and equipment	396	—	—	396
Capitalized software for internal use	(1,367)	—	—	(1,367)
Investments in subsidiaries	(55)	—	55	—

Net cash (used in) provided by investing activities	(3,128)	(2,134)	55	(5,207)

Cash flows from financing activities:
Distribution to founding airlines	(110,000)	—	—	(110,000)
Principal payments on capital leases	(13,986)	—	—	(13,986)
Contributions to subsidiaries	—	55	(55)	—

Net cash (used in) provided by financing activities	(123,986)	55	(55)	(123,986)

Net decrease in cash and cash equivalents	(82,299)	(5,871)	—	(88,170)
Cash and cash equivalents at beginning of period	125,140	6,961	—	132,101

Cash and cash equivalents at end of period	$42,841	$1,090	$—	$43,931

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$47,123	$3,805	$—	$50,928

Cash flows from investing activities:
Purchase of property and equipment	(14,307)	(1,654)	—	(15,961)
Proceeds from sale of property and equipment	75	—	—	75
Capitalized software for internal use	(1,395)	—	—	(1,395)
Investments in subsidiaries	1,109	—	(1,109)	—

Net cash used in investing activities	(14,518)	(1,654)	(1,109)	(17,281)

Cash flows from financing activities:
Payments to founding airlines	(702,846)	—	—	(702,846)
Equity contribution from WTI, net of transaction costs	306,967	—	—	306,967
Distribution to WTI	(2,120)	—	—	(2,120)
Proceeds from issuance of debt, net of debt issuance costs	390,063	—	—	390,063
Principal payments on capital leases	(13,896)	—	—	(13,896)
Principal payments on debt	(12,000)	—	—	(12,000)
Contributions to subsidiaries	—	(1,109)	1,109	—

Net cash (used in) provided by financing activities	(33,832)	(1,109)	1,109	(33,832)

Net (decrease) increase in cash and cash equivalents	(1,227)	1,042	—	(185)
Cash and cash equivalents at beginning of period	42,841	1,090	—	43,931

Cash and cash equivalents at end of period	$41,614	$2,132	$—	$43,746

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$150,517	$(1,160)	$—	$149,357

Cash flows from investing activities:
Purchase of property and equipment	(10,575)	(3,183)	—	(13,758)
Proceeds from the sale of investments in other entity	5,765	—	—	5,765
Proceeds from sale of property and equipment	233	—	—	233
Capitalized software for internal use	(727)	(138)	—	(865)
Investments in subsidiaries	(6,320)	—	6,320	—

Net cash used in investing activities	(11,624)	(3,321)	6,320	(8,625)

Cash flows from financing activities:
Principal payments on capital leases	(21,683)	—	—	(21,683)
Principal payments on debt	(55,512)	—	—	(55,512)
Distributions to WTI, net	(6,809)	—	—	(6,809)
Contributions to subsidiaries	—	6,320	(6,320)	—

Net cash (used in) provided by financing activities	(84,004)	6,320	(6,320)	(84,004)

Net increase in cash and cash equivalents	54,889	1,839	—	56,728
Cash and cash equivalents at beginning of period	41,615	2,131	—	43,746

Cash and cash equivalents at end of period	$96,504	$3,970	$—	$100,474

17.   Subsequent Events

        On January 10, 2005 WTI entered into a Note Redemption Agreement (the "Note Redemption Agreement") with Delta. Pursuant to the Note Redemption Agreement, WTI redeemed the 10% Subordinated Note due 2012 in an original principal amount of $45,000 issued by WTI to Delta on June 30, 2003, the additional notes issued in lieu of cash interest and all accrued and unpaid interest up to January 10, 2005 for $36,137. The Partnership distributed $36,137 to WTI to finance this transaction. As a result of the extinguishment of debt, WTI will record a gain of $12,541 as non-operating income in its consolidated statement of operations for the quarterly period ending March 31, 2005.

        In connection with the closing under the Note Redemption Agreement, WTI, the Partnership and Delta entered into the Second Amendment to Delta Founder Airline Services Agreement, dated as of January 10, 2005 (the "FASA Amendment"), to amend the Founder Airline Services Agreement, dated as of June 30, 2003 (the "Delta FASA"), between Delta and the Partnership. The FASA Amendment provides a mechanism whereby the Partnership may recover amounts for which it is indemnified by Delta relating to Greek tax claims which have arisen with respect to periods prior to the acquisition of the Partnership by WTI from Delta, Northwest and American. The FASA Amendment also provides that the Partnership may, at any time prior to December 31, 2005, elect to make a prepayment and terminate its obligation to provide ongoing credits against fees for services provided by the Partnership to Delta under the Delta FASA.

        On February 11, 2005, the Partnership, WS Financing, the wholly-owned domestic subsidiaries of the Partnership party thereto as guarantors (the "Guarantor Subsidiaries") and The Bank of New York Trust Company, N.A., as trustee entered into an Indenture (the "Indenture") as part of the Partnership's and WS Financing's refinancing transactions (the "Refinancing Transactions"). Pursuant to the Indenture, the Partnership and WS Financing issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the "New Notes"), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In connection with the closing under the Indenture, the New Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the "Securities Act") and to non-U.S. persons pursuant to Regulation S of the Securities Act.

        In addition, in connection with the Refinancing Transactions, on February 11, 2005, the Partnership, as borrower, WTI, and WS Holdings entered into a new credit agreement (the "Credit Agreement") with J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto (the "Lenders"). In connection with the closing under the Credit Agreement, the Lenders made available to the Partnership a new senior credit facility (the "New Senior Credit Facility") consisting of a revolving credit facility in the amount of $40,000 and a new term loan facility in the amount of $450,000.

        The net proceeds to the Partnership from the sale of the New Notes and the closing of the New Senior Credit Facility, along with available cash of the Partnership, were or will be used to (i)(a) repay approximately $58,000 of then-existing senior term loans and revolving credit loans including any accrued and unpaid interest thereon then outstanding under the Partnership's then-existing senior credit facility (the "Old Credit Facility") pursuant to the Credit Agreement, dated as of June 30, 2003, among the Partnership, WTI, WS Holdings, the several banks and other financial institutions or entities from time to time party thereto, Lehman Brothers Inc., as sole and exclusive advisor, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book runners,

Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, Citicorp North America, Inc. and Dymas Funding Company, LLC, as documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and (b) terminate all commitments then outstanding under the Old Credit Facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of the Partnership's and WS Financing's outstanding 9 5/8% Senior Notes due 2011 (the "Old Notes") approximately $279,000 of Old Notes validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280,000 of Old Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders' consent to the elimination of substantially all of the covenants contained in the indenture related to the Old Notes, for each $1,000.00 principal amount of Old Notes tendered in accordance with the Partnership's and WS Financing's Offer to Purchase and Consent Solicitation Statement and Letter of Transmittal and Consent (the "Offer to Purchase and Consent Solicitation Statement"), plus accrued and unpaid interest on the Old Notes, for an aggregate total purchase price of approximately $331,000, and accept for purchase and pay for additional Old Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of old notes tendered in accordance with the Offer to Purchase and Consent Solicitation Statement for an aggregate purchase price of approximately $175, (iii) redeem 100% of the outstanding WTI Preferred Stock at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI's Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375,000, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

        In addition, in connection with the Refinancing Transactions, on February 16, 2005, WTI, CVC Capital Funding, LLC ("CVC Capital") and Citicorp Mezzanine III, L.P. ("CMIII," and together with CVC Capital, the "Funds") entered into an Exchange Agreement (the "Exchange Agreement"). In connection with the closing under the Exchange Agreement, WTI issued approximately $44,000 aggregate principal amount of its new Subordinated Notes due 2013 (the "New HoldCo Notes") to the Funds and paid approximately $365 in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund's interest in that certain Subordinated Note (the "Seller Note"), dated as of June 30, 2003, made by WTI in favor of American Airlines, Inc. (which was subsequently transferred in part to each of the Funds). WTI also paid the Funds a total of approximately $8,600 on or before February 28, 2005 as a consent fee (the "Consent Fee") in return for the approval by the Funds of the Refinancing Transactions and the replacement of the Seller Note with the New Holdco Notes.

        Also in connection with the Refinancing Transactions, on February 16, 2005, the Partnership entered into an amendment to its Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7,700 payable on or before December 15, 2005. In addition, WTI entered into an amendment to its Advisory Agreement with CVC Management LLC to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $4,620 payable on or before December 15, 2005. Also, on February 16, 2005, WTI filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation, effective as of the date of filing, with the Secretary of State of the State of Delaware to, among other things, terminate the special dividends payable to holders of the Class B Common Stock of WTI in return for a prepayment of $3,080 payable on or before December 15, 2005.

        On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that will start at $508,370 on November 15, 2005 and amortize on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we reviewed our internal controls and based on that review determined that certain changes were necessary to improve our internal controls over financial reporting. Certain deficiencies were identified in the fourth quarter involving the absence of a control to insure completeness of the transfer of information between our processing and billing systems. As a result, a control addressing these issues is in the process of implementation (a process that began in the first quarter of 2005).

        We also determined that as of year end we did not have sufficient resources in our finance department, resulting in a number of audit adjustments proposed by our external auditors during the audit process. High turnover within the finance department and the departure of our chief financial officer in November 2004 were identified as factors contributing to this issue. Corrective controls, including the appointment of a new chief financial officer on March 21, 2005 and the active recruitment of additional experienced financial personnel, are currently being implemented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We are a wholly-owned subsidiary of WTI, whose stockholders include CVC, OTPP, their respective affiliates and members of our senior management.

        Our executive officers and directors are as follows:

Name	Age	Position
Rakesh Gangwal	51	Chairman, President and Chief Executive Officer and Director
M. Gregory O'Hara	38	Executive Vice President—Corporate Planning and Development and Director
Ninan Chacko	40	Senior Vice President—e-Commerce and Product Planning
David A. Lauderdale	44	Chief Technology Officer and Senior Vice President—Technical Operations
Dale Messick	41	Senior Vice President—Finance
Kevin W. Mooney	46	Chief Financial Officer
Michael B. Parks	45	Senior Vice President and General Manager—Worldwide Travel Distribution
Susan J. Powers	54	Chief Information Officer and Senior Vice President—Worldwide Product Solutions
Jeffrey C. Smith	53	General Counsel, Secretary and Senior Vice President—Human Resources
Shael J. Dolman	33	Director
Ian D. Highet	40	Director
James W. Leech	57	Director
Dean G. Metcalf	49	Director
Paul C. Schorr IV	37	Director
Joseph M. Silvestri	43	Director
David F. Thomas	55	Director

        Rakesh Gangwal, Chairman, President and Chief Executive Officer and Director.    Mr. Gangwal has been our Chairman, Chief Executive Officer and President since June 2003. From August 2002 to June 2003, Mr. Gangwal was involved in various consulting projects, including work in connection with the Acquisition. From December 2001 to July 2002, Mr. Gangwal was involved in a variety of business endeavors, including private equity projects and consulting projects. From November 1998 to November 2001, Mr. Gangwal was President and Chief Executive Officer of U.S. Airways Group. From May 1998 to November 2001, Mr. Gangwal was President and Chief Executive Officer of U.S. Airways, Inc. From February 1996 to May 1998, Mr. Gangwal was President and Chief Operating Officer of U.S. Airways Group. U.S. Airways filed for voluntary bankruptcy under Chapter 11 in August 2002, nine months after Mr. Gangwal's departure, and emerged from bankruptcy in March 2003. From 1994 to 1996, Mr. Gangwal was Executive Vice President of Planning and Development for Air France. From 1984 to 1994, he held a variety of executive management positions at United Air Lines, including Senior Vice President of Planning between 1992 and 1994. Mr. Gangwal holds a Bachelor of Technology in mechanical engineering from The Indian Institute of Technology, Kanpur, India and holds an MBA from the University of Pennsylvania's Wharton School. Mr. Gangwal is a director of OfficeMax Incorporated.

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

        Dale Messick, Senior Vice President—Finance.    Mr. Messick has been with us in various capacities since 1993, presently serving as Senior Vice President—Finance. From 1997 to February 2004, Mr. Messick served as our Senior Vice President and Chief Financial Officer. From 1993 to 1996, Mr. Messick was the company's Director—Finance and Accounting. From 1986 to 1993, Mr. Messick held several positions at Price Waterhouse, where he began his career in finance. While at Price Waterhouse, he served as audit manager, responsible for financial audits and related services for numerous clients in the manufacturing and service industries, including us. Mr. Messick holds a Bachelor of Business Administration in accounting from the College of William & Mary.

        Kevin W. Mooney, Chief Financial Officer.    Mr. Mooney joined us as our Chief Financial Officer in March 2005. From 1990 to 2003, Mr. Mooney served in the following capacities for Cincinnati Bell Inc., formerly known as Broadwing Inc.: from September 2002 to July 2003, as Chief Executive Officer and Director; from November 2001 to September 2002, as Executive Vice President and Chief Financial Officer; from January 1998 to September 1998, as Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone; from 1996 to 1998, as Vice President and Controller; from 1994 to 1996, as Vice President of Financial Planning and Analysis; and from 1990 to 1994, as Director of Financial Planning and Analysis. Previously, Mr. Mooney held financial management positions with Valuation Research Corporation, BellSouth Corporation and AT&T Corporation. More recently, he served as a consultant for a private equity investment firm. He holds a Bachelor of Science in Finance from Seton Hall University and an MBA in Finance from Georgia State University.

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

        Shael J. Dolman, Director.    Mr. Dolman is a Portfolio Manager at the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University. He is a director of ALH Holdings, Inc.

        Ian D. Highet, Director.    Mr. Highet is a Partner at CVC. He joined CVC in 1998 after working in mergers and acquisitions at Primedia (a KKR portfolio company). Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Network Communications Inc.

        James W. Leech, Director.    Mr. Leech is a Senior Vice President at the private equity arm of OTPP. He joined OTPP in 2001. Previously, he was President and CEO of InfoCast Corporation, an Application Service Provider in the eLearning and Call Centre businesses, (1999 - 2001); Vice-Chair and Co-Founder of Kasten Chase Applied Research Inc., a data security company (1992 - 2001); and President and CEO of Union Energy Inc., one of North America's largest energy companies (1986 - 1992). From 1979 to 1988, Mr. Leech was President of Unicorp Canada Corporation, one of Canada's first public merchant banks. Mr. Leech graduated from the Royal Military College of Canada with a BSc. (Honours Mathematics and Physics) and holds an MBA from Queen's University. His directorships include Yellow Pages Group, Chemtrade Logistics Inc, Harris Steel Group Inc. and Maple Leaf Sports & Entertainment Ltd.

        Dean G. Metcalf, Director.    Mr. Metcalf is a Vice President at the private equity arm of OTPP. He joined OTPP in 1991. Previously, he worked in commercial and corporate lending for several years and, in particular, provided acquisition financing for mid-market buyouts. Mr. Metcalf received a BA and MBA from York University. He is a director of Shoppers Drug Mart Corporation, Maple Leaf Sports & Entertainment Ltd. and Yellow Pages Group.

        Paul C. Schorr IV, Director.    Mr. Schorr is a Managing Partner at CVC. He joined CVC in 1996 after working as a consultant with McKinsey & Company, Inc. Mr. Schorr received his Bachelor of Science in Foreign Service (magna cum laude) from Georgetown University's School of Foreign Service and MBA with Distinction from Harvard Business School. He is a director of AMI Semiconductor Inc. and MagnaChip Semiconductor LLC.

        Joseph M. Silvestri, Director.    Mr. Silvestri is a Partner at CVC. He joined CVC in 1990 after working at Lamar Companies in private equity investments. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of Euramax International, Inc., MacDermid, Incorporated and The Triumph Group, Inc.

        David F. Thomas, Director.    Mr. Thomas is the President of CVC. He joined CVC in 1980. Previously, he held various positions with Citibank's Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Flender AG, MagnaChip Semiconductor LLC and Network Communications Inc.

Board Composition

        The stockholders agreement among CVC, certain of its affiliates, OTPP and other stockholders of WTI which was entered into June 2003, as amended, provides that our board of directors will consist of nine members, including five designees of CVC, three designees of OTPP, our President and Chief Executive Officer. These rights of designation will expire when the initial ownership of these stockholders falls below defined ownership thresholds. Pursuant to the stockholders agreement, the board of directors may not take certain significant actions without the approval of each of CVC and OTPP for so long as such stockholders, and their permitted transferees under the stockholders agreement, hold a defined ownership threshold.

Board Committees

        The board of directors has an audit committee and a human resources committee. The audit committee consists of Messrs. Highet, Metcalf and Thomas. The audit committee reviews our financial statements and accounting practices and make recommendations to our board of directors regarding the selection of independent auditors.

        The human resources committee of the board of directors consists of Messrs. Leech, Schorr and Silvestri. The human resources committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes compensation awarded or paid by us during 2004, 2003 and 2002 to our current Chief Executive Officer and our four next most highly compensated executive officers.

Summary Compensation Table

		Annual compensation				Long-term compensation payouts
Name and Principal Position	Year	Salary(1)	Bonus(2)		Other Annual Compensation(3)	Restricted Stock Awards(4)	LTIP Payouts(5)		All other compensation(6)
Rakesh Gangwal Chairman, President and Chief Executive Officer	2004 2003 2002	$1,000,000 500,000 —	$	— 500,000 —	$184,155 40,626 —	$3,260,560 862,500 —	$	— — —	$103,716 646,203 —
M. Gregory O'Hara Executive Vice President—Corporate Planning and Development	2004 2003 2002	525,000 262,500 —		— 146,450 —	42,896 37,013 —	1,587,752 420,000 —		— — —	86,123 11,941
Ninan Chacko Senior Vice President— e-Commerce and Product Planning	2004 2003 2002	300,000 60,417 —		— 220,930 —	67,430 — —	2,781,074 95,745 —		— — —	27,793 15,639 —
Susan J. Powers Senior Vice President—Worldwide Product Solutions	2004 2003 2002	260,775 263,501 247,352		— 216,676 933,099	3,354 — —	205,101 54,255 —		— 224,115 68,580	15,828 2,655,113 4,892
Jeffrey C. Smith General Counsel, Secretary and Senior Vice President— Human Resources	2004 2003 2002	339,678 — —		— — —	101,894 — —	1,935,302 — —		— — —	8,734 — —

(1)
$75,000 of the amount reported as "Salary" for Mr. Smith for 2004 was a signing bonus.

(2)
As of the date of this report, 2004 "Bonus" amounts are in the determination and approval processes as described below. Our Employee Bonus Program (the "EBP") is generally open to full and part-time employees in the U.S. and designated countries. Achievement of a performance goal based on an adjusted EBITDA milestone for calendar year 2004 is a principal component of the EBP. Bonus determinations for senior management are based on the achievement of performance goals and are subject to the discretion of the CEO and the human resources committee of the board of directors. The amounts reported as "Bonus" for 2003 and 2002 include bonuses paid as executive incentive compensation. The amounts reported as "Bonus" for 2002 include payments on retention bonuses. The amounts reported as "Bonus" for 2002 also include payments on an equity recognition bonus. The executive incentive compensation bonuses for the years ended December 31, 2003 and 2002, respectively, were as follows: Mr. Gangwal—$500,000 and $0; Mr. O'Hara—$146,450 and $0; Ms. Powers—$216,676 and $333,099. The retention bonus payments for the year ended December 31, 2002 were as follows: Ms. Powers—$375,000; The equity recognition bonuses were earned at the earlier of (i) a change-in-control of the company; (ii) an initial public offering of WTI's common stock; or (iii) June 30, 2001 and entitled the named executive officer to a bonus equal two (2) times his or her salary. Fifty percent (50%) of the bonus was paid in 2001 and fifty percent (50%) was paid in 2002. The equity recognition bonus payments for the years ended December 31, 2002 and 2001, respectively, were as follows: Ms. Powers—$225,000 and $225,000. The equity recognition bonuses were awarded based upon continued employment on

  June 30, 2001 and not due to any change-in-control of the company. $200,000 of the bonus payment for Mr. Chacko for 2003 was a signing bonus.

(3)
The $184,855 reported as "Other Annual Compensation" for Mr. Gangwal for 2004 consisted of $54,217 supplemental savings plan gross-up payment, $71,263 of payments in rent on Mr. Gangwal's housing plus utilities and a housekeeper on his housing, and $59,375 as a tax gross-up payment for the housing related expenses. The $71,561 reported as "Other Annual Compensation" for Mr. Gangwal for 2003 consisted of $62,561 of expenses related to Mr. Gangwal's relocation to our headquarters and a car allowance of $9,000. The $42,896 reported as "Other Annual Compensation" for Mr. O'Hara for 2004 consisted of a supplemental savings plan gross-up payment of $19,576, a payment of $12,721 for rent on Mr. O'Hara's housing and a gross-up for the payment of the rent on Mr. O'Hara's housing equal to $10,599. The $67,430 reported as "Other Annual Compensation" for Mr. Chacko for 2004 consisted of $54,371 for relocation payments, $4,308 for a supplemental savings plan gross-up payment, $4,774 for rent on Mr. Chacko's housing and a tax gross-up payment for the housing rent equal to $3,977. The $101,894 reported as "Other Annual Compensation" for Mr. Smith for 2004 consisted of $101,408 for relocation payments and $486 for a supplemental savings plan gross-up payment. The $3,354 for Ms. Powers for 2004 consisted of a supplemental savings plan gross-up payment. The value of certain perquisites and other personal benefits for the other named executive officers is not included in the amounts disclosed because it did not exceed for any such named executive officer the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer. The $37,013 reported as "Other Annual Compensation" for Mr. O'Hara for 2003 consisted of $20,931 of relocation payments and $16,082 of a tax gross-up for relocation payments.

(4)
On June 30, 2003, Mr. Gangwal was granted 2,702,500 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Gangwal's continuous employment with us. On June 30, 2003, the restricted stock granted had a value of $862,500. On March 17, 2004, Mr. Gangwal was granted 384,954 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Gangwal's continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $3,260,560. Mr. Gangwal is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On June 30, 2003, Mr. O'Hara was granted 1,316,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. O'Hara's continuous employment with us. On June 30, 2003, the restricted stock granted had a value of $420,000. On March 17, 2004, Mr. O'Hara was granted 187,456 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. O'Hara's continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $1,587,752. Mr. O'Hara is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On November 19, 2003, Mr. Chacko was granted 300,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Chacko's continuous employment with us. On November 19, 2003, the restricted stock granted had a value of $95,745. On March 17, 2004, Mr. Chacko was granted 328,344 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Chacko's continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $2,781,074. Mr. Chacko is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On December 31, 2003, Ms. Powers was granted 170,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Ms. Powers' continuous employment with us. On December 31, 2003 the restricted stock granted had a value of $205,101. On March 17, 2004, Ms. Powers was granted 24,215 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Ms. Powers' continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $205,101. Ms. Powers is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.
On March 17, 2004, Mr. Smith was granted 228,489 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Smith's continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $1,935,302. Mr. Smith is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

(5)
Our long-term executive incentive compensation programs in place for the years ended December 31, 2003 and 2002 provided bonuses to our executives based upon the attainment of pre-established performance goals over three-year cycles. At the end of each three-year cycle, provided that the executive remained employed by us through the date of payment, the executive received half of any bonus earned on account of such three-year cycle. The second half of the bonus was paid the following year, again, provided that the executive remained employed by us through the date of payment. In connection with the Acquisition, we made accelerated final payments to Ms. Powers for the second half of the bonuses due under the 2000 long-term program. In addition, we made accelerated final payments to Ms. Powers of prorated amounts due under our 2001, 2002 and 2003 programs. These final payments were as follows: Ms. Powers—$224,115; Ms. Powers' bonus for 2002 consisted of $37,500 as payment of the second half of the bonus due to her on account of the three-year cycle ending in 2001 and $31,080 as payment of the first half of the bonus due to her on account of the three-year cycle ending in 2002.

(6)
Includes (a) the compensation element of our group life insurance program for the years ended December 31, 2004, 2003 and 2002, (b) our contributions to individual 401(k) plan accounts for the years ended December 31, 2004, 2003 and 2002 (c) payments made to Ms. Powers in connection with the Acquisition, (d) contributions to our supplemental savings plan for the year ended December 31, 2004 and (e) car allowances for the year ended December 31, 2004. Car allowances for the year ended December 31, 2004 were as follows: Mr. Gangwal—$18,000; Mr. O'Hara—$12,000; Mr. Chacko—$12,000. Our contributions to the supplemental savings plan for the year ended December 31, 2004 were as follows: Mr. Gangwal—$65,073; Mr. O'Hara—$23,496; Mr. Chacko—$5,172; Ms. Powers—$4,025; Mr. Smith—$583. Additionally, $36,041 of "All Other Compensation" for Mr. O'Hara for 2004 consisted of relocation payments. The compensation element of our group life insurance program for the year ended December 31, 2004, 2003 and 2002 respectively, were as follows: Mr. Gangwal—$4,640, $1,770, and $0; Mr. O'Hara—$874, $437, and $0; Mr. Chacko—$499, $115 and $0; Ms. Powers—$1,553, $1,861 and $1,656; Mr. Smith—$1,380, $0 and $0. Our contributions to individual 401(k) plan accounts for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows: Mr. Gangwal—$9,550, $6,453, and $0; Mr. O'Hara—$10,250, $5,504, and $0; Mr. Chacko—$10,122, $0 and $0; Ms. Powers—$10,250, 3,938 and $3,236; Mr. Smith—$6,771, $0 and $0. In 2003, Mr. O'Hara received a car allowance of $6,000 and Mr. Chacko received a car allowance of $2,417. In 2003, pursuant to the terms of her employment agreement, Ms. Powers received the following change-in-control payments following the closing of the Acquisition: $2,649,315. $6,453 of "All Other Compensation" for Mr. Gangwal for 2004 consisted of a 401(k) plan shortfall payment for 2003. $3,462 of "All Other Compensation" for Mr. O'Hara for 2004 consisted of a 401(k) plan shortfall payment for 2003. $36,041 of "All Other Compensation" for Mr. O'Hara for 2004 consisted of relocation payments. $13,107 of "All Other Compensation" for Mr. Chacko for 2003 consisted of relocation payments.

Option Grants During Year Ended December 31, 2004

        The following table sets forth information regarding stock options granted during the fiscal year 2004 to our executive officers named below:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
		Percentage of Total Options Granted to Employees in 2004(1)
	Number of Securities Underlying Options Granted
Name			Exercise Price Per Share(2)	Expiration Date
					5%	10%
Rakesh Gangwal	—	—	—	—	—	—
M. Gregory O'Hara	—	—	—	—	—	—
Ninan Chacko	—	—	—	—	—	—
Susan J. Powers	—	—	—	—	—	—
Jeffrey C. Smith	50,000	11.0	1.78	3/12/2014	$673,835	$1,082,450
	50,000	11.0	6.97	3/12/2014	$425,335	$833,950

(1)
Options to purchase a total of 455,000 shares of WTI Class A Common Stock were issued in 2004.

(2)
The exercise price per share is given as of December 31, 2004. The options granted in 2004 consisted of "Series 1" and "Series 2" options. The Series 1 options were issued with an initial exercise price of $1.95 per share, which is scheduled to decrease to $0.32 per share in six month increments over a period of four years from the grant date. The Series 2 options were issued with an initial exercise price of $7.14 per share, which is scheduled to decrease to $5.29 per share in six month increments over a period of four and a half years from the grant date.

(3)
As of December 31, 2004. The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the estimated fair value of WTI's Class A Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The estimated fair value of WTI's Class A Common Stock on the date of grant was approximately $8.47 per share. The securities underlying the options listed above are not traded on an established exchange. Pursuant to the WTI stock incentive plan, the estimated fair value of a share of Class A Common Stock is to be determined in good faith by the Board.

Aggregate option exercises in 2004 and year-ended values

        The following table sets forth information regarding 2004 fiscal year-end option values for each of the executive officers named below:

			Number of Securities Underlying Unexercised Options at Fiscal Year End
					Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
	Number of Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Rakesh Gangwal	—	$—	300,000	1,200,000	$54,000	$216,00
M. Gregory O'Hara	—	—	120,000	480,000	21,600	86,400
Ninan Chacko	—	—	50,000	200,000	9,000	36,000
Susan J. Powers	—	—	16,000	64,000	2,880	11,520
Jeffrey C. Smith	—	—	—	100,000	—	18,000

(1)
The securities underlying the options listed above are not traded on an established exchange. Pursuant to the WTI stock incentive plan, the estimated fair value of a share of Class A Common Stock is to be determined in good faith by the Board.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,758,388	$4.38	2,821,612
Total	9,758,388	$4.38	2,821,612

(1)
As of December 31, 2004.

(2)
Consists of options to purchase 2,347,000 shares of WTI's Class A Common Stock and 474,612 restricted shares of WTI's Class A Common Stock issuable under the WTI stock incentive plan.

Stock Incentive Plan

        Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees. The purpose of the stock incentive plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. WTI has reserved 12,580,000 shares of Class A Common Stock for issuance under the stock incentive plan. After giving effect to issuances of restricted stock and options through December 31, 2004, 474,612 shares of Class A Common Stock are available for issuance as restricted stock under the stock incentive plan and options to purchase 2,347,000 shares of Class A Common Stock may be granted under the stock incentive plan.

        The stock incentive plan is administered by the human resources committee. If at any time there is not any human resources committee serving, the board of directors of WTI will administer the stock incentive plan. The human resources committee has discretionary authority to determine which employees will be eligible to participate in the stock incentive plan and will consider participants recommended by our President and Chief Executive Officer. The human resources committee will establish the terms and conditions of the restricted stock and options awarded under the stock incentive plan. However, in no event may the exercise price of any options granted or (except for certain initial grants of restricted stock made at the closing of the Acquisition) the purchase price for restricted stock offered under the stock incentive plan be less than the fair market value of the underlying shares on the date of grant. Existing stock option grants were subject to a provision whereby the exercise price was reduced over time pursuant to a sliding scale formula. The sliding scale formula would be frozen, in effect setting the exercise price at its present assigned value, in the event of the redemption of the WTI Preferred Stock. On February 16, 2005, WTI redeemed approximately 97% of the WTI Preferred Stock, and agreed to the deferred redemption of the remaining outstanding WTI Preferred Stock on April 15, 2005, in connection with the Refinancing Transactions. However, the human resources committee determined that the sliding scale formula would remain in effect despite the redemption of the WTI Preferred Stock.

        The stock incentive plan permits WTI to grant both incentive stock options and non-qualified stock options. The human resources committee will determine the number and type of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options in individual option agreements. However, the human resources committee is not permitted to exercise its discretion in any way that will disqualify the stock incentive plan under Section 422 of the Code. The stock incentive plan provides that upon termination of employment with us, unless determined otherwise by the human resources committee at the time options are granted, the exercise period for vested options will generally be limited, provided that vested options will be canceled immediately upon a termination for cause. The stock incentive plan provides for the cancellation of all unvested options upon certain terminations of employment with us, unless determined otherwise by the human resources committee at the time options are granted. We do not have the ability to repurchase options, but shares acquired on exercise may generally be repurchased at WTI's option following termination of employment with us prior to an initial public offering, unless otherwise determined by the human resources committee at the time of grant.

        The stock incentive plan also permits WTI to offer participants restricted stock at a purchase price that is at least equal to the fair market value of a share of Class A Common Stock on the date of purchase (except for certain initial grants of restricted stock made at the closing of the Acquisition). The human resources committee will determine the number of shares of restricted stock offered to each participant, the purchase price of the shares of restricted stock, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock subscription agreements. The stock incentive plan provides that WTI may repurchase restricted stock upon a participant's termination of employment, unless determined otherwise by the human resources committee. CVC and OTPP may repurchase any restricted stock not repurchased by WTI, unless otherwise determined by the human resources committee. All shares of restricted stock offered, and all shares acquired upon exercise of options granted, under the stock incentive plan will be subject to the stockholders agreement described below under "Item 13. Certain Relationships and Related Transactions. Stockholders Agreement" and the registration rights agreement described below under "Item 13. Certain Relationships and Related Transactions—Registration Rights Agreement."

        The stock incentive plan provides that upon a change-in-control, unless otherwise determined by the human resources committee in an award agreement, all forfeiture conditions imposed on the restricted stock will lapse, and each outstanding service option and each performance option that is exercisable on or prior to the change-in-control shall be canceled in exchange for a payment in cash of an amount equal to the excess of the change in control price over the option price. Alternatively, unless determined otherwise by the human resources committee in an award agreement, the human resources committee may determine that in the event of a change in control, such restricted stock and options shall be honored or assumed, or new rights substituted therefore by the surviving employer on a substantially similar basis and in accordance with the terms and conditions of the stock incentive plan.

Pension Plans

        We sponsor a defined benefit plan, the Worldspan Employees' Pension Plan, or Pension Plan, which is intended to qualify under section 401 of the Internal Revenue Code. The Pension Plan covers U.S. salaried and hourly employees hired before January 1, 2002 who are at least 18 years of age and who have completed at least one year of service. The Pension Plan does not permit any employees hired after December 31, 2001 to participate in the Pension Plan. Effective December 31, 2003, to reduce ongoing pension costs, we froze all further benefit accruals under the Pension Plan. Employees who had already become participants in the Pension Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant's eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant's years of service. However, only years of service and earnings history prior to January 1, 2004, will be considered for determining the amount of accrued benefit. The benefits under this plan are based primarily on years of service and remuneration prior to the freeze. Vesting will occur after an employee has completed five years of service.

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

        An employee who has reached age 52 and completed at least 10 years of service may elect to retire early with reduced benefits. The normal form of benefit under the Pension Plan for an unmarried participant is a single life annuity and for a married participant is a joint and 50% survivor annuity. Other optional forms of benefit, which provide for actuarially reduced pensions, are also available. Under federal law for 2004, benefits from the Pension Plan are limited to $165,000 per year and may be based only on the first $205,000 of a participant's annual compensation.

        Additionally, we sponsor the Worldspan Retirement Benefit Restoration Plan, or Restoration Plan, a non-qualified supplemental pension plan. In addition to other eligible employees, Ms. Powers participates in the Restoration Plan (but Mssrs. Gangwal, O'Hara, Chacko and Smith do not). This plan provides benefits on the same basis as the Pension Plan; however, the executives accrue benefits without regard to the federal limits on benefits and compensation imposed on qualified plans. Certain of our executive officers' management retention agreements provided for the attribution of additional years of service or age in calculating benefits under the Restoration Plan. Additionally, deferrals to a deferred compensation plan established by us are included in calculating the executive's average monthly compensation. All benefits offered under the Restoration Plan will be offset by the benefits the executive receives under the Pension Plan. Participants in the Restoration Plan remain unsecured general creditors of ours. Effective December 31, 2003, to reduce ongoing costs, we froze all further benefit accruals under the Restoration Plan. Employees who had already become participants in the Restoration Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant's eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant's years of service.

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

        As of December 31, 2004, Ms. Powers had 12.25 years of service credited under the Pension Plan.

        As of December 31, 2004, the fair market value of the Pension Plan's assets was $183.7 million. Its FAS 87 accumulated benefit obligation, or ABO, was $205.0 million and its projected benefit obligation, or PBO, was $205.0 million. Accordingly, the Pension Plan's ABO exceeded its assets by $21.3 million and its PBO exceeded its assets by $21.3 million.

401(k) Plan

        We sponsor a defined contribution plan, the Worldspan Retirement Savings Plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contribution of 1%–20% of their eligible compensation, not to exceed the limits under the Internal Revenue Code. During the year ended December 31, 2003, we matched 50% of the employee contributions, up to a maximum of 4% of the employee's eligible compensation. Effective December 31, 2003, we increased the employer match to 100% of the employee contributions, to a maximum of 5% of each eligible employee's compensation. Employees may direct their investments among various pre-selected investment alternatives. Each employee is at all times 100% vested in his or her benefits under the 401(k) Plan, including the employer match.

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

2004 Executive Incentive Compensation Program

        In 2004, we had in place an Executive Incentive Compensation Program, or 2004 EICP, that was designed to motivate participants to achieve strategic goals and to attract, reward and retain key executives. The 2004 EICP sought to accomplish these goals by allowing eligible employees to receive cash awards by achieving certain pre-established company and individual based goals. In addition to other eligible employees, all of the named executive officers participated in the 2004 EICP. The 2004 EICP is governed by the members of the Worldspan Board human resources committee and the President and CEO.

        The purpose of the 2004 EICP was to provide eligible employees with an incentive for excellence in individual performance and to promote teamwork among our key employees, which is essential for us to realize our annual business objectives. The 2004 EICP was designed to accomplish these goals by allowing eligible employees to share in our success by receiving monetary awards upon the attainment of pre-established performance goals. These awards are based upon a percentage of the employee's base salary.

        Administration and Implementation.    The 2004 EICP was administered by a committee consisting of the President and CEO, the Senior Vice President and Chief Financial Officer, General Counsel, Secretary and Senior Vice President—Human Resources. These individuals are referred to herein as the Administrative Committee. The Administrative Committee is responsible for overseeing the day-to-day operation of the 2004 EICP, as well as the selection of key employees to become participants in the 2004 EICP.

        Eligibility.    Certain of our key employees who were recommended by the President and CEO and who were approved by the Administrative Committee were eligible to participate in the 2004 EICP.

        Payment of Awards.    Certain remaining payouts under the 2003 Executive Incentive Compensation Program Short-Term Program were made in March 31, 2004.

Employment Agreements

        Rakesh Gangwal.    Rakesh Gangwal joined us in June 2003. His employment agreement provides for him to serve as our Chairman, President and Chief Executive Officer for a five year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. Gangwal will receive an annual base salary of $1,000,000, subject to annual merit increases as determined by our board of directors. Under the agreement, Mr. Gangwal is also eligible for an annual performance bonus, with a target payment of 100% of his base salary, adjusted to reflect the actual performance targets achieved. Under the terms of Mr. Gangwal's employment agreement and a side letter agreement, we are also obligated to pay benefits on the same basis as the Pension Plan, which benefits accrued until December 31, 2003 without regard to the federal limits on benefits and compensation imposed on qualified plans. In calculating these benefits, Mr. Gangwal will be credited with 5.5 years of service, and, consistent with our treatment of the participants in our Pension Plan, his average monthly compensation will be frozen as of December 31, 2003. The employment agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions."

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

        M. Gregory O'Hara.    Gregory O'Hara joined us in June 2003. His employment agreement provides for him to serve as our Executive Vice President of Corporate Planning and Development for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. O'Hara will receive an annual base salary of $525,000, subject to annual merit increases as determined by our board of directors. Under the agreement, Mr. O'Hara is also eligible for an annual performance bonus, with a target payment of 70% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions."

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

        Ninan Chacko.    Ninan Chacko joined us in October 2003. His employment agreement provides for him to serve as our Senior Vice President of Product Planning for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. Chacko will receive an annual base salary of $300,000, subject to annual merit increases as determined by our board of directors. Mr. Chacko is also eligible for an annual performance bonus, with a target payment of 45% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provides for the equity opportunities described under "Item 13. Certain Relationships and Related Transactions." Upon entering into this agreement, Mr. Chacko received a $200,000 signing bonus.

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

        Other Executive Officers.    In January 2005, following the departure of our Chief Financial Officer, we entered into a new employment agreement with Mr. Messick to serve as Senior Vice President Finance. The initial term of the agreement is one year, effective December 2004, subject to the right of Mr. Messick or us to terminate the agreement early. The initial term of the agreement can be automatically extended on additional one month periods unless written notice is given by either of us at least 5 days prior to the expiration of the term. Pursuant to the agreement, Mr. Messick will be eligible for annual bonus compensation in accordance with our bonus program, subject to proration if Mr. Messick does not stay employed with us for the full initial term. Pursuant to Mr. Messick's original employment agreement with us which terminated in February 2004, Mr. Messick was entitled to a severance package consistent with the severance for the executive officers described below. A portion of Mr. Messick's severance period elapsed during the term of his second consulting agreement (as described in the section captioned "Consulting Agreements" under "Item 11. Executive Compensation") and the remainder of his severance benefits, totaling 15 months, will be payable to Mr. Messick upon termination of his employment with us for any reason. Under his new employment agreement, upon a change-in-control during the term, and provided that Mr. Messick remains employed with us for six months following such change-in-control, or if Mr. Messick is terminated by us during such six month period, Mr. Messick shall be entitled to a cash payment equal to one years base salary paid as a lump sum. The agreement also contains a customary non-competition provisions, a non-solicitation covenant and confidentiality covenants.

        We have entered into new employment agreements with Messrs. Lauderdale, Parks and Ms. Powers and we have entered into an initial employment agreement with Mr. Smith. We have additionally entered into an initial employment agreement with Mr. Mooney on March 21, 2005. The initial term of each of the employment agreements is two years, commencing January 1, 2004 in the case of Messrs. Lauderdale and Parks and Ms. Powers, March 8, 2004 in the case of Mr. Smith and March 21, 2005 in the case of Mr. Mooney. In each case, the term of the employment agreement automatically extends for an additional one-year period unless either we or the executive officer gives notice of non-renewal at least 90 days before the end of the employment term. Pursuant to each employment agreement, each executive officer will be eligible for annual bonus compensation in accordance with our bonus program. Each employment agreement contains customary non-competition and non-solicitation covenants, in each case lasting 18 months following the executive's termination of employment and confidentiality and non-disparagement covenants.

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

Consulting Agreements

        Paul J. Blackney.    In June 2003, Mr. Blackney, our former President and Chief Executive Officer, entered into a consulting agreement with us that provides for him to consult with the President and Chief Executive Officer, speak at travel industry forums, participate in various sales calls, and other services as requested by us. Under this consulting agreement, Mr. Blackney was paid an annual retainer of $150,000 and annual living expenses of $60,000. The consulting agreement terminated on June 30, 2004. In July 2004, we entered into a new consulting agreement with Mr. Blackney that provides for him to provide services as requested by us. This consulting agreement has a one-year term expiring on June 30, 2005. Under this agreement, Mr. Blackney will be paid an annual retainer of $25,000.

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

        Douglas L. Abramson.    In connection with his retirement on December 31, 2003, Mr. Abramson, our former Senior Vice President—Human Resources, General Counsel and Secretary, entered into an agreement with us covering consulting services relating to travel technology services, systems, and operations provided to us by Mr. Abramson during the period from January 1, 2004 to April 30, 2004. Additionally, Mr. Abramson has represented us in various meetings with regulatory officials in the U.S., Canada and the E.U. Under this consulting agreement, Mr. Abramson was paid a total of $92,308 in four equal monthly installments for services provided during the term.

        Jesse M. Liebman.    In connection with his retirement on December 31, 2003, Mr. Liebman, our former Senior Vice President—Strategic Planning, entered into a consulting agreement with us covering services to be provided to us by Mr. Liebman during the period from January 1, 2004 to September 30, 2004. Under this consulting agreement, Mr. Liebman was paid a total of $213,000 in nine equal monthly installments for services provided during the term.

        Dale Messick.    Dale Messick, our former Chief Financial Officer, entered into a consulting agreement with us covering services to be provided to us by Mr. Messick during the period from February 16, 2004 to August 31, 2004. Pursuant to this agreement, Mr. Messick provided consulting services as requested by our President and Chief Executive Officer, including assisting with the transition of our new Senior Vice President and Chief Financial Officer and providing support to us in connection with preparations for an initial public offering of WTI's common stock. Under this consulting agreement, Mr. Messick was paid a total of $122,378 for services provided during the term. Additionally, pursuant to a separate letter agreement, 11,430 of Mr. Messick's options to purchase WTI's Class A Common Stock vested and 26,790 of his restricted shares of Class A Common Stock became unrestricted in August 2004.

        In August 2004, we entered into a new consulting agreement with Mr. Messick that continued until December 2004 and provided that Mr. Messick would provide consulting services as requested by our President and Chief Executive Officer. Under the consulting agreement, Mr. Messick was paid a total of $12,000 for services provided during the term.

Compensation of Directors

        Directors who are also our employees do not receive compensation for service on our board of directors. Each of our other directors received in 2004 and will receive in 2005 an annual board fee of $25,000, meeting fees and other normal and customary compensation for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

        The human resources committee, which performs functions equivalent to those of a compensation committee, currently consists of Messrs. Leech, Schorr and Silvestri. None of the members of the human resources committee are currently or have been, at any time since the time of our formation, one of our officers or employees, except that Messrs. Schorr and Silvestri were officers of ours prior to the Acquisition. None of our executive officers currently serve, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or human resources committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We are a wholly owned subsidiary of WTI. The following table sets forth certain information regarding the beneficial ownership of WTI, as of March 25, 2005 by (i) each person or entity known to us to own more than 5% of any class of WTI's outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of members of our board of directors and all of our executive officers as a group. WTI's outstanding securities consist of approximately 82,751,548 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and, following the redemption of approximately 97% of the WTI Preferred Stock on February 16, 2005, 8,528 shares of WTI Preferred Stock. This table does not include shares of WTI Class A Common Stock issuable upon conversion of WTI Class B Common Stock or WTI Class C Common Stock or shares of WTI Class C Common Stock issuable upon conversion of WTI Class A Common Stock. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of WTI(1)
	Preferred Stock(16)		Class A Common Stock		Class B Common Stock		All Common Stock
	Number	Percent	Number	Percent	Number	Percent	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.(2) 399 Park Avenue, 14th Floor New York, NY 10022	—	—	50,858,251	61.5%	—	—	54.2%
Ontario Teachers' Pension Plan Board 5650 Yonge Street Toronto, Ontario M2M 4H5	8,527.548	100.0%	23,522,810	28.4%	11,000,000	100.0%	36.8%
Named Executive Officers and Directors:
Rakesh Gangwal(3)(4)	—	—	3,464,374	4.5%	—	—	4.0%
M. Gregory O'Hara(3)(5)	—	—	2,348,995	2.7%	—	—	2.4%
Ninan Chacko(3)(6)	—	—	678,345	*	—	—	*
Susan J. Powers(3)(7)	—	—	200,215	*	—	—	*
Jeffrey C. Smith(3)(8)	—	—	248,489	*	—	—	*
Shael J. Dolman(9)(10)	8,527.548	100.0%	23,522,810	28.4%	11,000,000	100.0%	36.8%
Ian D. Highet(2)(11)(12)	—	—	50,883,379	61.5%	—	—	54.3%
James W. Leech(9)	—	—	—	—	—	—	—
Dean G. Metcalf(9)(10)	8,527.548	100.0%	23,522,810	28.4%	11,000,000	100.0%	36.8%
Paul C. Schorr IV(2)(11)(13)	—	—	50,895,943	61.5%	—	—	54.3%
Joseph M. Silvestri(2)(11)(14)	—	—	50,921,071	61.5%	—	—	54.3%
David F. Thomas(2)(11)	—	—	50,983,892	61.6%	—	—	54.4%
All executive officers and directors as a group (15 persons)(15)	—	—	82,346,801	98.7%	11,000,000	100.0%	98.9%

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

(2)
Includes 49,901,433 shares of WTI Class A Common Stock held by Citigroup Venture Capital Equity Partners, L.P., 505,985 shares of WTI Class A Common Stock held by CVC/SSB Employee Fund, L.P. and 450,833 shares of WTI Class A Common Stock held by CVC Executive Fund LLC.

(3)
The address of each of Mr. Gangwal, Mr. O'Hara, Mr. Chacko, Ms. Powers and Mr. Smith is c/o Worldspan, L.P., 300 Galleria Parkway, N.W., Atlanta, Georgia 30339.

(4)
Includes 25,254 shares of WTI Class A Common Stock held by Mr. Gangwal as custodian for the benefit of Parul Gangwal under the Virginia Uniform Transfers to Minors Act and (b) options exercisable for 300,000 shares of WTI Class A Common Stock within 60 days.

(5)
Includes (a) 125,000 shares of WTI Class A Common Stock held by the O'Hara 2004 Retained Annuity Trust and (b) options exercisable for 120,000 shares of WTI Class A Common Stock within 60 days.

(6)
Includes (a) 100,000 shares of WTI Class A Common Stock held by the Chacko 2004 Retained Annuity Trust and (b) options exercisable for 50,000 shares of WTI Class A Common Stock within 60 days.

(7)
Includes options exercisable for 16,000 shares of WTI Class A Common Stock within 60 days.

(8)
Includes options exercisable for 20,000 shares of WTI Class A Common Stock within 60 days.

(9)
The address of each of Mr. Dolman, Mr. Leech and Mr. Metcalf is c/o Ontario Teachers' Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(10)
Includes 8,527.548 shares of WTI Preferred Stock, 23,522,810 shares of WTI Class A Common Stock and 11,000,000 shares of WTI Class B Common Stock held by OTPP. Each of Mr. Dolman and Mr. Metcalf may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP and each expressly disclaims beneficial ownership of such shares.

(11)
Each of Mr. Highet, Mr. Schorr, Mr. Silvestri and Mr. Thomas is a member of management of CVC and disclaims beneficial ownership of the shares held by CVC, CVC/SSB Employee Fund, L.P. and CVC Executive Fund LLC. The address of each of Mr. Highet, Mr. Schorr, Mr. Silvestri and Mr. Thomas is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.

(12)
Includes 12,564 shares of WTI Class A Common Stock held by Lea Highet.

(13)
Includes 27,692 shares of WTI Class A Common Stock held by BG Partners L.P. and 10,000 shares of WTI Class A Common Stock held by Paul C. Schorr III as trustee of The Schorr Family Trust, dated December 7, 2001.

(14)
Includes 62,820 shares of WTI Class A Common Stock held by Silvestri 2002 Trust.

(15)
Includes options exercisable for 530,000 shares of WTI Class A Common Stock within 60 days.

(16)
In connection with the Refinancing Transactions, WTI redeemed approximately 97% of the WTI Preferred Stock on February 16, 2005, and on that date also agreed with OTPP to the deferred redemption of the remaining outstanding WTI Preferred Stock (all of which is held by OTPP) on April 15, 2005, at which time 100% of the WTI Preferred Stock will have been redeemed.

WTI Preferred Stock

        WTI's Amended and Restated Certificate of Incorporation provides that WTI may issue 330,000 shares of Preferred Stock, all of which is designated as 10% Series A Cumulative Compounding Preferred Stock. WTI Preferred Stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 10%, compounding semi-annually. On February 16, 2005, WTI redeemed approximately 97% of the WTI Preferred Stock and agreed to the deferred redemption of the remaining outstanding WTI Preferred Stock on April 15, 2005, in connection with the Refinancing Transactions at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including additional dividends (as defined in WTI's Amended and Restated Certificate of Incorporation)) to the redemption date. There were 126,186.421 shares of WTI Preferred Stock issued and outstanding prior to the date of redemption.

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

WTI Common Stock

        The Amended and Restated Certificate of Incorporation of WTI provides that WTI may issue 261,000,000 shares of WTI Common Stock, divided into three classes consisting of 125,000,000 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and 125,000,000 shares of WTI Class C Common Stock. There are about 82,751,548 shares of WTI Class A Common Stock outstanding, 11,000,000 shares of WTI Class B Common Stock and no shares of WTI Class C Common Stock outstanding as of January 26, 2005. The holders of WTI Class A Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and the holders of WTI Class B Common Stock and WTI Class C Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders other than the election of directors. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Common Stock may convert any or all of his shares into an equal number of shares of WTI Class C Common Stock. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Class B Common Stock or WTI Class C Common Stock may convert any or all of his shares into an equal number of shares of WTI Class A Common Stock. Pursuant to the Amended and Restated Certificate of Incorporation of WTI and for so long as any shares of WTI Class B Common Stock are outstanding, the holders of the WTI Class B Common Stock shall be entitled to an annual special dividend equal to an aggregate amount of $0.6 million per year for a period of ten years following the closing of our acquisition by WTI. As of January 26, 2005, all of the WTI Class B Common Stock is held by OTPP. Pursuant to the terms of the WTI Class B Common

Stock, WTI will have the ability concurrently with an initial public offering of WTI Common Stock to calculate the net present value of the special dividends payable from the time of calculation until the expiration of the ten-year period and to prepay these special dividends in an amount equal to this net present value calculation. We amended the Amended and Restated Certificate of Incorporation of WTI to provide for WTI to prepay the special dividends for a payment to the holder of the WTI Class B Common Stock of $3.1 million. WTI may make such prepayment on or before December 31, 2005. In addition, CVC has "drag-along" rights to cause all other stockholders to sell their shares of WTI Preferred Stock and WTI Common Stock on a pro rata basis with CVC and/or its affiliates in significant sales to third parties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Subscription Agreements

        In connection with the issuance of shares of WTI's Class A Common Stock and Series A Preferred Stock to certain members of our management, WTI was given the right to repurchase from CVC and OTPP up to an aggregate of 875,924 shares of Common Stock and 459.902 shares of Series A Preferred Stock issued to CVC and OTPP following the Acquisition on a pro rata basis at a price equal to the original purchase price paid by CVC and OTPP. In connection with WTI's sale of approximately $0.8 million of restricted stock to certain of our executive officers in the third and fourth quarters of 2003 and in March of 2004, WTI has repurchased an aggregate of 831,044 shares of Common Stock and 459.902 shares of Series A Preferred Stock from CVC and OTPP.

        In March 2004, Mr. O'Hara purchased shares of WTI's Common Stock and Series A Preferred Stock having an aggregate purchase price of approximately $0.5 million at purchase prices of $0.32 per share of Common Stock and $1,000 per share of Series A Preferred Stock pursuant to an option previously granted to him in consideration of his services in connection with the Acquisition. Unlike shares to be purchased by management employees under the WTI stock incentive plan, the shares acquired by Mr. O'Hara pursuant to his option are not subject to vesting.

Option and Restricted Stock Grants

        Pursuant to the WTI stock incentive plan, on June 30, 2003, Mr. Messick purchased restricted shares of WTI's Class A Common Stock having an aggregate purchase price of approximately $0.1 million on June 30, 2003. In March 2004, WTI repurchased shares of Class A Common Stock with an aggregate value of approximately $0.05 million from Mr. Messick for a purchase price equal to the price paid by Mr. Messick plus interest from June 30, 2003 to the date of repurchase. In March 2004, WTI sold restricted shares of Class A Common Stock to Messrs. Chacko, Gangwal, Lauderdale, O'Hara, Smith and Wood and Ms. Powers for an aggregate purchase price of approximately $0.5 million. In November 2004, WTI repurchased shares of Class A Common Stock with an aggregate value of approximately $0.09 million from Mr. Wood for a purchase price equal to the price paid by Mr. Wood plus interest from March 2004 to the date of repurchase. Further, Mr. Mooney, pursuant to his employment agreement, has the right to purchase restricted shares of Class A Common Stock for a purchase price of $0.2 million. The restricted stock will vest in five equal installments. All vesting of restricted stock is subject to the employee's continuous employment with us, and will be subject to the terms and conditions of the WTI stock incentive plan, including WTI's (and CVC and OTPP, if applicable) repurchase rights upon termination of employment. Vesting of the shares granted to Messrs. Gangwal and O'Hara may be accelerated upon certain terminations of their employment, and the repurchase of Mr. Gangwal's vested shares are subject to his prior consent.

        From time to time, WTI expects to grant options pursuant to the WTI stock incentive plan to selected management employees. WTI expects to grant two series of non-qualified options. The exercise price will be set at a substantial premium above the fair market value of the shares on the grant date, with such exercise price declining annually on the second through the fifth anniversaries of grant to a price equal to the fair market value of the shares on the grant date in the case of one series of options, and to a price equal to a multiple of the fair market value of the shares on the grant date in the case of the other series of options. After giving effect to issuances of restricted stock and options through December 31, 2004, 474,612 shares of WTI's Class A Common Stock are available for issuance as restricted stock under the stock incentive plan and options to purchase 2,347,000 shares of Class A Common Stock may be granted under the stock incentive plan.

Severance Payments

        Four of our former executive officers, Ms. McClam-Mitchell and Messrs. Messick, Sullivan and Wood will receive severance payments in accordance with the terms of their employment agreements. The terms of these employment agreements are identical to those described in the section of this report captioned "Employment Agreements" under "Item 11. Executive Compensation."

Stockholders Agreement

        On June 30, 2003, WTI entered into a stockholders agreement with CVC, certain of its affiliates, and OTPP, as well as certain other stockholders who own WTI Common Stock and/or WTI Preferred Stock and whom we refer to in this report as the "minority stockholders." The stockholders agreement provides that the Chief Executive Officer of WTI will be the Chairperson of WTI's board of directors, unless CVC and OTPP later agree otherwise. CVC is initially entitled to designate five members of WTI's board of directors and OTPP is initially entitled to designate three members of WTI's board of directors (such designation rights to be reallocated from time to time to reflect changes in the common stock ownership percentages of CVC and OTPP). CVC and OTPP each have the right to approve affiliate transactions, issuances of equity securities, incurrences of indebtedness, amendments of organizational documents and certain other matters, subject to certain specified exceptions.

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

Advisory Agreements

        WTI is a party to an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which CVC Management may provide financial, advisory and consulting services to WTI. In exchange for these services, CVC Management is entitled to an annual advisory fee. CVC Management's advisory fee is $0.9 million per year, plus reasonable out-of-pocket expenses. Pursuant to the terms of the advisory agreement with CVC Management, WTI has the ability concurrently with an initial public offering to calculate the net present value of the advisory fees payable from the time of calculation until the expiration of the ten-year term and to prepay these advisory fees in an amount equal to this net present value calculation. We will continue to reimburse WTI for reasonable out-of-pocket expenses during the term of the agreement. At the closing of the Acquisition, WTI paid CVC Management a transaction fee of approximately $8.8 million, plus reasonable out-of-pocket expenses. The advisory agreement has an initial term of ten years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the advisory agreements. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

        We are a party to an advisory agreement with WTI pursuant to which WTI may provide financial, advisory and consulting services to us. In exchange for these services, WTI is entitled to an annual advisory fee. WTI's advisory fee is $1.5 million per year, plus reasonable out-of-pocket expenses. Pursuant to the terms of the advisory agreement with WTI, we have the ability at any time to calculate the net present value of the advisory fees payable from the time of calculation until the expiration of the ten-year term and to prepay these advisory fees in an amount equal to this net present value calculation. At the closing of the Acquisition, WTI received a transaction fee of approximately $14.6 million, plus reasonable out-of-pocket expenses.

        The advisory agreement has an initial term of ten years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of WTI.

        In February 2005, in connection with the Refinancing Transactions the Company entered into an amendment to its advisory agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7.7 million payable on or before December 15, 2005. In addition, in February 2005, in connection with the Refinancing Transactions

WTI entered into an amendment to its advisory agreement with CVC Management to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $4.6 million payable on or before December 15, 2005. We will continue to reimburse both WTI and CVC for reasonable out-of-pocket expenses during the term of the respective advisory agreements. Also, in February 2005, in connection with the Refinancing Transactions WTI filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation, effective as of the date of filing, with the Secretary of State of the State of Delaware to, among other things, terminate the special dividends payable to holders of the Class B Common Stock of WTI in return for a prepayment of $3.1 million payable on or before December 15, 2005.

Purchase of notes

        At the time of the Acquisition, an affiliate of CVC acquired $30.0 million in principal amount of the old senior notes from the initial purchasers. In connection with such acquisition, the initial purchasers of the old senior notes did not receive a discount on their purchase of such notes, but we paid such affiliate of CVC a placement fee equal to $0.9 million.

        An affiliate of CVC acquired $10.0 million in principal amount of the new senior secured notes from the initial purchasers.

Subordinated Notes

        In March 2004, affiliates of CVC acquired from American Airlines the $39.0 million subordinated seller note originally issued to American Airlines. Following such acquisition, pursuant to the terms of the subordinated seller note, WTI paid cash interest to these affiliates of CVC in the aggregate amount of approximately $2.0 million and is obligated to issue additional notes to such affiliates in lieu of cash interest in the aggregate principal amount of $2.9 million, in each case, for the year ended 2004.

        In January 2005, WTI redeemed the Delta subordinated note, along with all additional notes issued or issuable in lieu of cash interest payments, for an aggregate payment of $36.1 million. As a result of this redemption, the Delta subordinated seller note was cancelled.

        In February 2005, in connection with the Refinancing Transactions, WTI and two affiliates of CVC, CVC Capital Funding, LLC and Citicorp Mezzanine III, L.P., together referred to herein as the "Funds," entered into an Exchange Agreement (the "Exchange Agreement"). In connection with the closing under the Exchange Agreement, WTI issued approximately $44.0 million aggregate principal amount of its new Subordinated Notes due 2013, referred to herein as the Holding Company Notes, to the Funds and paid approximately $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund's interest in the remaining American subordinated seller note. WTI also agreed to pay the Funds a total of approximately $8.6 million on or before February 28, 2005, as a consent fee in return for the approval by the Funds of the Refinancing Transactions and the replacement of the remaining subordinated seller note with the Holding Company Notes. While the Holding Company Notes will not be our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of our new senior credit facility, the indenture governing the new senior secured notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we expect to be permitted to distribute funds to WTI sufficient to pay cash interest of up to 12% for the Holding Company Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants in 2003 and 2004

        During fiscal 2003 and 2004, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal 2003	Fiscal 2004
	($ in thousands)
Audit Fees	$1,692	$1,195
Audit-Related Fees(1)	50	100
Tax Fees(2)	234	91
All Other Fees(3)	24	20

(1)
Audit related fees for 2004 and 2003 consist of employee benefit plan audits.

(2)
Tax fees consist of tax consulting services.

(3)
All other fees for 2004 and 2003 consist of training and product subscription fees.

        We became a public registrant on December 22, 2003. The audit committee was not required to approve those services that PricewaterhouseCoopers LLP was engaged to perform prior to December 22, 2003.

        Subsequent to December 22, 2003, all services performed by the independent accountants have been approved by the Audit Committee of the Board of Directors prior to performance.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)   Our consolidated balance sheets as of December 31, 2003 and 2004, the related consolidated statement of operations, partners' capital and cash flows for each of the years ended December 31, 2002, 2003 and 2004, the footnotes thereto and the reports of PricewaterhouseCoopers LLP, independent auditors, are filed herewith.

Worldspan, L.P.

Financial statement schedule:
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2003, and 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
	(In Thousands)
Predecessor Basis:
Year ended December 31, 2002
Allowance for doubtful accounts	$12,858	$5,589	$—		$—	$18,447
Cancellation Reserve	14,431	3,250	—		(3,807)	13,874
Deferred tax asset valuation allowance	4,778	1,034	—		—	5,812
Six months ended June 30, 2003
Allowance for doubtful accounts	$18,447	$1,575	$—		$(4,377)	$15,645
Cancellation Reserve	13,874	1,563	—		(1,191)	14,246
Deferred tax asset valuation allowance	5,812	9	—		(542)	5,279
Successor Basis:
Six months ended December 31, 2003
Allowance for doubtful accounts	$15,645	$1,284	$—		$(1,399)	$15,530
Cancellation Reserve	14,246	1,631	—		(6,216)	9,661
Deferred tax asset valuation allowance	5,279	—	—		(355)	4,924
Year ended December 31, 2004
Allowance for doubtful accounts	$15,530	$6,604	$—		$(5,023)	$17,111
Cancellation Reserve	9,661	6,109	—		(7,678)	8,092
Deferred tax asset valuation allowance	4,924	230	(4,013)	(1)	—	1,141

(1)
The reduction of the valuation allowance on pre-acquisition foreign deferred tax assets resulted in a decrease to goodwill.

        (b)   Report on Form 8-K

        Form 8-K filed November 8, 2004 pursuant to Item 12 in connection with our press release on November 8, 2004 regarding the Company's financial results for the quarter ended September 30, 2004 which included information regarding a conference call being held by the Company to discuss those financial results.

        Form 8-K filed November 24, 2004 pursuant to Item 5 in connection with the departure of Michael Wood, former Senior Vice President and Chief Financial Officer of the Company, on November 22, 2004.

        Form 8-K filed December 28, 2004 pursuant to Item 1 in connection with our entry, on December 22, 2004, into Amendment No. 10 to the CRS Marketing, Services and Development Agreement between the Company and IAC Global, LLC (as successor in interest to Microsoft Corporation).

  (c)
  The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

        The following exhibits are filed herewith unless otherwise indicated:

2.1	Partnership Interest Purchase Agreement, dated as of March 3, 2003, among Delta Air Lines, Inc., NWA Inc., American Airlines, Inc., NewCRS Limited, Inc., Worldspan, L.P. and Worldspan Technologies Inc., as amended(1)
3.1	Ninth Amended and Restated Certificate of Limited Partnership of Worldspan, L.P.(1)
3.2	Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of June 30, 2003 by and between Worldspan Technologies Inc. and WS Holdings LLC.(1)
3.3	Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of March 1, 2005 by and between Worldspan Technologies Inc. and WS Holdings LLC.
4.1	Indenture, dated as of June 30, 2003, among WS Merger LLC, WS Financing Corp., the guarantors as named therein and The Bank of New York, as trustee.(1)
4.2	Form of 9 5/8% Senior Note Due 2011 (included in Exhibit 4.1).(1)
4.3	Registration Rights Agreement, dated as of June 30, 2003, by and among WS Merger LLC, WS Financing Corp., the guarantors named therein, Lehman Brothers Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(1)
4.4	First Supplemental Indenture, dated as of February 7, 2005, among Worldspan, L.P., as successor in interest to WS Merger LLC, WS Financing Corp., the guarantors named therein and The Bank of New York, as trustee.
4.5	Indenture, dated as of February 11, 2005, among Worldspan, L.P., WS Financing Corp., the guarantors parties thereto and The Bank of New York Trust Company, N.A., as trustee.
4.6	Form of Senior Second Lien Secured Floating Rate Note due 2011 (included in Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of February 11, 2005, by and among Worldspan, L.P., WS Financing Corp., the guarantors listed therein, and J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc., and Goldman, Sachs & Co., as representatives of the several initial purchasers.
10.1	Credit Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P., the Several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc., as sole and exclusive advisor, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint book runners, Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, Citicorp North America, Inc. and Dymas Funding Company, LLC, as documentation agents, and Lehman Commercial Paper Inc., as administrative agent.(1)
10.2	Stockholders Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers' Pension Plan Board and the other stockholders as named therein.(1)

10.3	Registration Rights Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers' Pension Plan Board and the other stockholders as named therein.(1)
10.4	Delta Founder Airline Services Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.5	Northwest Founder Airline Services Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.6	American Airlines Collateral Services Agreement, dated as of June 30, 2003, by and between American Airlines, Inc. and Worldspan, L.P.(1)***
10.7	Delta Marketing Support Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.8	Northwest Marketing Support Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.9	Non-Competition Agreement, dated as of June 30, 2003, by and among American Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.10	Non-Competition Agreement, dated as of June 30, 2003, by and among Delta Air Lines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.11	Non-Competition Agreement, dated as of June 30, 2003, by and among Northwest Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.12	Consulting Agreement, dated as of June 30, 2003, by and between Worldspan, L.P. and Paul J. Blackney.(1)
10.13	Employment Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P., as amended.(1)
10.14	Employment Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., M. Gregory O'Hara and Worldspan, L.P., as amended.(1)
10.15	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Dale Messick.(1)
10.16	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Dale Messick.(1)
10.17	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Michael B. Parks.(1)
10.18	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Michael B. Parks.(1)
10.19	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Susan J. Powers.(1)
10.20	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.21	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan Technologies Inc. and CVC Management LLC.(1)
10.22	Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., CVC Executive Fund LLC, Court Square Capital Limited and the other investors named therein.(1)

10.23	Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Ontario Teachers' Pension Plan Board.(1)
10.24	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Paul J. Blackney.(1)
10.25	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.26	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.27	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.28	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.29	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.30	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.31	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.32	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.33	Stock Option Agreement (one-year agreement) dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O'Hara.(1)
10.34	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.35	Restricted Stock Subscription Agreement, dated as of September 22, 2003, by and between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.36	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.37	International Business Machines Corporation Worldspan Asset Management Offering Agreement, effective July 1, 2002, among Worldspan, L.P., International Business Machines Corporation and IBM Credit Corporation, as amended by Amendment No. 1.(1)***
10.38	Global Telecommunications Services Agreement, dated May 8, 2000, between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.(1)
10.39	AT&T InterSpan Data Communications Services Agreement, dated February 1, 1996, between AT&T Corp. and Worldspan L.P., as amended.(1)
10.40	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and American Airlines, Inc., as amended.(1)
10.41	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Delta Air Lines Inc., as amended.(1)
10.42	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Northwest Airlines, Inc., as amended.(1)
10.43	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and United Air Lines, as amended.(1)

10.44	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and USAir, Inc., as amended.(1)
10.45	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Continental Airlines, Inc., as amended.(1)
10.46	CRS Marketing, Services and Development Agreement, dated December 15, 1995, between Microsoft Corporation and Worldspan, L.P., as amended.(1)***
10.47	Amended and Restated Agreement for CRS Access and Related Services dated November 1, 2001 between Orbitz, LLC and Worldspan, L.P., as amended.(1)***
10.48	Worldspan Subscriber Entity Agreement dated October 1, 2001 between Worldspan, L.P. and priceline.com Incorporated, as amended.(1)***
10.49	Office Lease Agreement, dated January 16, 2004, between 300 Galleria Parkway Associates and Worldspan, L.P.(2)
10.50	Lease Agreement, dated February 7, 1990, between Worldspan, L.P. and Delta Air Lines, Inc., as amended by Data Center Lease Amendment, dated March 3, 2003, between Worldspan, L.P. and Delta Air Lines, Inc.(1)
10.51	Worldspan Executive Group Life Insurance Program.(1)
10.52	Worldspan Retirement Benefit Restoration Plan.(1)
10.53	Worldspan Executive Deferred Compensation Plan.(1)
10.54	2003 Executive Incentive Compensation Program (short-term and long-term plans).(1)
10.55	2002 Executive Incentive Compensation Program (long-term plan).(1)
10.56	2001 Executive Incentive Compensation Program (long-term plan).(1)
10.57	2000 Executive Incentive Compensation Program (long-term plan).(1)
10.58	Worldspan Technologies Inc. Stock Incentive Plan.(1)
10.59	Employment Agreement, dated as of October 20, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Ninan Chacko.(1)
10.60	Restricted Stock Subscription Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.61	Stock Option Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.62	Amendment No. 2 to the International Business Machines Corporation Worldspan Asset Management Offering Agreement, dated December 24, 2003.(3)
10.63	Second Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated January 28, 2004, between Orbitz, LLC and Worldspan, L.P.(4)
10.64	Employment Agreement, dated as of December 31, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Susan J. Powers.(4)
10.65	Side Letter Agreement regarding pension benefits, dated March 12, 2004, among Rakesh Gangwal, Worldspan, L.P. and Worldspan Technologies Inc.(4)
10.66	Consulting Agreement, dated December 3, 2003, between Douglas L. Abramson and Worldspan, L.P.(4)
10.67	Consulting Agreement, dated February 16, 2004, between Dale Messick and Worldspan, L.P.(4)
10.68	Letter agreement, dated March 5, 2004 among Worldspan Technologies Inc., Dale Messick, Citigroup Venture Capital Equity Partners, L.P. and Ontario Teachers' Pension Plan Board.(4)

10.69	Employment Agreement, dated as of March 8, 2004, by and among Worldspan, L.P., Worldspan Technologies Inc. and Jeffrey C. Smith.(4)
10.70	Employment Agreement, dated as of February 16, 2004, by and among Worldspan, L.P., Worldspan Technologies Inc. and Michael S. Wood.(4)
10.71	Worldspan Supplemental Savings Program.(4)
10.72	Global Telecommunications Services Agreement, dated February 1, 2004, by and between Worldspan, L.P. and Societe Internationale de Telecommunications Aeronautiques.(4)***
10.73	Global Telecommunications Services Agreement, dated February 1, 2004, by and between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.(4)***
10.74	AT&T Interspan Data Communication Services Agreement, dated March 29, 2004, between AT&T Corp. and Worldspan, L.P.(4)***
10.75	First Amendment to Delta Founder Airline Services Agreement, dated as of March 26, 2004, by and between Delta Air Lines, Inc. and Worldspan, L.P.(5)
10.76	First Amendment to Northwest Founder Airline Services Agreement, dated as of May 10, 2004, by and between Northwest Airlines, Inc. and Worldspan, L.P.(5)
10.77	Amendment No. 9 to the CRS Marketing, Services and Development Agreement, dated as of March 11, 2004, among Worldspan, L.P. and Expedia Inc.(6)***
10.78	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P.
10.79	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., M. Gregory O'Hara and Worldspan, L.P.
10.80	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and Rakesh Gangwal.
10.81	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and M. Gregory O'Hara.
10.82	Letter agreement amending Amended and Restated Agreement for CRS Access and Related Services, dated as of June 24, 2003, between Orbitz, LLC and Worldspan, L.P., as amended.
10.83	Amendment No. 10 to CRS Marketing, Services and Development Agreement, dated as of December 22, 2004, by and between IAC Global, LLC (as successor in interest to Expedia, Inc.) and Worldspan, L.P.***
10.84	First Amendment, Waiver and Consent to Credit Agreement, dated as of December 23, 2004, by and among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P. and Lehman Commercial Paper Inc., as administrative agent.***
10.85	Note Redemption Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc.***
10.86	Second Amendment to Delta Founder Airline Services Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc.***
10.87	Employment Agreement, dated as of January 25, 2005, by and between Worldspan, L.P., Worldspan Technolgies Inc. and Dale Messick.
10.88	Waiver and Consent to Credit Agreement, dated as of February 4, 2005, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P. and Lehman Commercial Paper Inc., as administrative agent.

10.89	Credit Agreement, dated as of February 11, 2005, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto.
10.90	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan, L.P. and Worldspan Technologies Inc.
10.91	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan Technologies Inc and CVC Management LLC.
10.92	Exchange Agreement, dated as of February 16, 2005, by and among Worldspan Technologies, Inc., Citicorp Mezzanine III, L.P. and CVC Capital Funding, LLC.
10.93	First Amendment to the Worldspan Technologies Inc. Stock Incentive Plan, dated March 17, 2005.
10.94	Employment Agreement, dated as of March 21, 2005, by and between Worldspan, L.P., Worldspan Technologies Inc. and Kevin W. Mooney.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Worldspan, L.P.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-109064) and incorporated herein by reference.

(2)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 21, 2004 and incorporated herein by reference.

(3)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference.

(4)
Filed as an exhibit to the Company's Annual Report on Form 10-K for 2003 and incorporated herein by reference.

(5)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 13, 2004.

(6)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 6, 2004 and incorporated herein by reference.

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

Name	Title	Date

/s/ RAKESH GANGWAL Rakesh Gangwal	Chairman, President & Chief Executive Officer and Director (principal executive officer)	March 28, 2005
/s/ DALE MESSICK Dale Messick	Senior Vice President—Finance (principal financial and accounting officer)	March 28, 2005
/s/ M. GREGORY O'HARA M. Gregory O'Hara	Executive Vice President—Corporate Planning and Development and Director	March 28, 2005
/s/ SHAEL J. DOLMAN Shael J. Dolman	Director	March 28, 2005
/s/ IAN D. HIGHET Ian D. Highet	Director	March 28, 2005
/s/ JAMES W. LEECH James W. Leech	Director	March 28, 2005
/s/ DEAN G. METCALF Dean G. Metcalf	Director	March 28, 2005

/s/ PAUL C. SCHORR, IV Paul C. Schorr, IV	Director	March 28, 2005
/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	March 28, 2005
/s/ DAVID F. THOMAS David F. Thomas	Director	March 28, 2005

QuickLinks

WORLDSPAN, L.P. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 INDEX
PART I Forward-Looking Statements
Risk Factors
Risks Relating to Our Business
PART II
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Worldspan, L.P. Consolidated Balance Sheets (in thousands)
Worldspan, L.P. Consolidated Statements of Operations (in thousands)
Worldspan, L.P. Consolidated Statements of Partners' Capital (in thousands)
Worldspan, L.P. Consolidated Statements of Cash Flows (in thousands)
Worldspan, L.P. Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
Condensed Consolidating Balance Sheets as of December 31, 2003 (Successor Basis)
Condensed Consolidating Balance Sheets as of December 31, 2004 (Successor Basis)
Condensed Consolidating Statements of Operations for the Year Ended December 31, 2002 (Predecessor Basis)
Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2003 (Predecessor Basis)
Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2004 (Successor Basis)
PART III
Summary Compensation Table
PART IV
SIGNATURES