Form 10-Q
period 2005-03-31
WORLDSPAN L P
filed 2005-05-16
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☐                                    Yes                            ☒                                    No

As of May 13, 2005, Registrant’s parent had outstanding 82,967,548 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2005

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations – Three months ended March 31, 2005 and March 31, 2004

Condensed Consolidated Statements of Partners’ Capital (Deficit) – Three months ended March 31, 2005

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2005 and March 31, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(Unaudited) (dollars in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$42,487	$100,474
Trade accounts receivable, net	140,812	102,793
Prepaid expenses and other current assets	20,377	21,306
Total current assets	203,676	224,573
Property and equipment, net	109,415	118,218
Deferred charges	32,667	34,351
Debt issuance costs, net	17,036	10,201
Supplier and agency relationships, net	262,587	271,020
Developed technology, net	201,138	206,802
Trade name	72,142	72,142
Goodwill	112,035	112,035
Other intangible assets, net	31,212	31,914
Other long-term assets	32,275	31,030
Total assets	$1,074,183	$1,112,286

Liabilities and Partners’ (Deficit) Capital
Current liabilities
Accounts payable	$15,764	$14,671
Accrued expenses	169,372	156,635
Current portion of capital lease obligations	18,973	19,369
Current portion of long-term debt	4,000	12,497
Total current liabilities	208,109	203,172
Long-term portion of capital lease obligations	49,885	54,079
Long-term debt	745,500	324,990
Pension and postretirement benefits	63,528	64,779
Other long-term liabilities	13,225	13,867
Total liabilities	1,080,247	660,887
Commitments and contingencies
Partners’ (deficit) capital	(6,064)	451,399
Total liabilities and Partners’ (deficit) capital	$1,074,183	$1,112,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(Unaudited) (dollars in thousands)

	Three months ended
	March 31, 2005	March 31, 2004

Revenues
Electronic travel distribution	$241,958	$232,539
Information technology services	18,624	15,992
Total revenues	260,582	248,531
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	178,141	170,337
Developed technology amortization	5,698	5,508
Total cost of revenues	183,839	175,845
Selling, general and administrative	32,616	36,160
Amortization of intangible assets	9,135	9,135
Total operating expenses	225,590	221,140
Operating income	34,992	27,391
Other Income (Expense)
Interest expense, net	(12,329)	(10,695)
Loss on extinguishment of debt	(55,597)	—
Other, net	(210)	(315)
Total other expense, net	(68,136)	(11,010)
(Loss) income before provision for income taxes	(33,144)	16,381
Income tax expense	918	229
Net (loss) income	$(34,062)	$16,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Partners’ Capital (Deficit)

(Unaudited) (dollars in thousands)

	Partners’ Capital (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$453,947	$(2,548)	$451,399
Comprehensive income:
Net loss	(34,062)	—	(34,062)
Change in fair value of derivative accounted for as a hedge	—	1,727	1,727
Unrealized holding loss on investment	—	(94)	(94)
Comprehensive income			(32,429)
Distribution to WTI	(425,678)	—	(425,678)
Stock-based compensation	644	—	644
Balance at March 31, 2005	$(5,149)	$(915)	$(6,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (dollars in thousands)

	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net (loss) income	$(34,062)	$16,152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,880	25,063
Amortization of debt issuance costs	760	1,207
Loss on extinguishment of debt	55,597	—
Stock-based compensation	644	1,047
Loss (gain) on disposal of property and equipment, net	250	(18)
Other	—	51
Changes in operating assets and liabilities:
Trade accounts receivable, net	(38,019)	(38,919)
Prepaid expenses and other current assets	970	9,619
Deferred charges	1,684	(1,355)
Other long-term assets	486	(783)
Accounts payable	1,093	(1,717)
Accrued expenses	12,664	15,349
Pension and postretirement benefits	(1,251)	(2,447)
Other long-term liabilities	(643)	425
Net cash provided by operating activities	25,053	23,674
Cash flows from investing activities:
Purchase of property and equipment	(1,574)	(2,862)
Proceeds from sale of property and equipment	54	20
Net cash used in investing activities	(1,520)	(2,842)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,864	—
Principal payments on capital leases	(4,737)	(4,905)
Principal payments on debt	(58,488)	(27,000)
Repurchase old notes	(327,481)	—
Distributions to WTI, net	(425,678)	(569)
Net cash used in financing activities	(81,520)	(32,474)
Net decrease in cash and cash equivalents	(57,987)	(11,642)
Cash and cash equivalents at beginning of period	100,474	43,746
Cash and cash equivalents at end of period	$42,487	$32,104

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three months ended March 31, 2005 and March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005.  The Partnership’s quarterly financial data should be read in conjunction with its consolidated financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Derivative Instruments.  All derivatives are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period.  Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income and recognized in earnings when the hedged item is recognized in earnings.

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

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose all or part of the transactions generated by any significant travel agencies and not replace such transactions, its business, financial condition and results of operations could be adversely affected. For the three months ended March 31, 2005 and March 31, 2004, one subscriber, Expedia, generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenues of approximately $73,362 and $63,187, respectively. These amounts represented 28% and 25% of total revenues for the three months ended March 31, 2005 and March 31, 2004, respectively.

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content, including web fare content, for distribution to traditional and online agency subscribers.  We have entered into fare content agreements (which include web fare content) with a number of major airlines.  Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 (with respect to certain other of the contracted airlines).  Should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions from us to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operation.

Furthermore, the Partnership charges airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “associates”) for electronic travel distribution services and information technology services. Revenues generated by two associates for the three months ended March 31, 2005 and March 31, 2004 were $75,849 and  $69,337, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 29% and 28% of total revenues for the three months ended March 31, 2005 and  March 31, 2004, respectively. At March 31, 2005 and December 31, 2004, accounts receivable from these same two associates was approximately $41,311 and $34,057, or 29.3% and 33.1%, respectively, of the Partnership’s total net accounts receivable.

The Partnership maintained an allowance for doubtful accounts of approximately $15,198 and $17,111 at March 31, 2005 and December 31, 2004, respectively.

2.  Debt

On February 11, 2005, the Partnership, WS Financing Corp. (“WS Financing”), the wholly-owned domestic subsidiaries of the Partnership parties thereto as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”) as part of the Partnership’s and WS Financing’s refinancing transactions (the “Refinancing Transactions”). Pursuant to the Indenture, the Partnership and WS Financing issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the “New Notes”), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In connection with the closing under the Indenture, the New Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S of the Securities Act.  On April 29, 2005, the Partnership filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the New Notes for substantially identical notes that have been registered with the SEC.

In addition, in connection with the Refinancing Transactions, on February 11, 2005, the Partnership, as borrower, WTI, and WS Holdings entered into a new credit agreement (the “Credit Agreement”) with J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto (the “Lenders”). In connection with the closing under the Credit Agreement, the Lenders made available to the Partnership a new senior credit facility (the “New Senior Credit Facility”) consisting of a revolving credit facility in the amount of $40,000 and a new term loan facility in the amount of $450,000.

The net proceeds to the Partnership from the sale of the New Notes and the closing of the New Senior Credit Facility, along with available cash of the Partnership, were used to (i)(a) repay approximately $57,488 of the outstanding balance of the then-existing senior term loan including any accrued and unpaid interest then outstanding under the Partnership’s then-existing senior credit facility (the “Old Credit Facility”) and (b) terminate all commitments then outstanding under the Old Credit Facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of the Partnership’s outstanding 9 5/8% Senior Notes due 2011 (the “Old Notes”) approximately $279,350 of Old Notes validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280,000 of Old Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the Old Notes, for each $1,000.00 principal amount of Old Notes tendered in accordance with the Partnership’s and WS Financing’s Offer to Purchase and Consent Solicitation Statement and Letter of Transmittal and Consent (the “Offer to Purchase and Consent Solicitation Statement”), plus accrued and unpaid interest on the Old Notes, for an aggregate total purchase price of  $331,405, and accept for purchase and pay for additional $150 of Old Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of old notes tendered in accordance with the Offer to Purchase and Consent Solicitation Statement for an aggregate purchase price of $174, (iii) redeem outstanding WTI Preferred Stock at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of  approximately $375,729, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

In addition, in connection with the Refinancing Transactions, on February 16, 2005, WTI, CVC Capital Funding, LLC (“CVC Capital”) and Citicorp Mezzanine III, L.P. (“CMIII,” and together with CVC Capital, the “Funds”) entered into an Exchange Agreement (the “Exchange Agreement”). In connection with the closing under the Exchange Agreement, WTI issued $43,630 aggregate principal amount of its new Subordinated Notes due 2013 (the “New HoldCo Notes”) to the Funds and paid  $365 in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund’s interest in that certain Subordinated Note (the “Seller Note”), dated as of June 30, 2003, made by WTI in favor of American Airlines, Inc. (which was subsequently transferred in part to each of the Funds). WTI also paid the Funds a total of $8,638 as a consent fee (the “Consent Fee”) in return for the approval by the Funds of the Refinancing Transactions and the replacement of the Seller Note with the New Holdco Notes.

To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee, the Partnership distributed $375,729 and $8,638, respectively, to WTI.

As a result of the Refinancing Transactions described above, the Partnership recorded a loss on extinguishment of debt of $55,597.

On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that will start at $508,370 on November 15, 2005 and amortize on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.  Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge will result in no ineffectiveness being recognized in operations.  Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period.  As of March 31, 2005, the fair value of this swap was $1,727, which was recorded in other long-term assets on the consolidated balance sheet.

Debt covenants contained in the Credit Agreement and the Indenture require the Partnership to maintain certain financial ratios, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio and a maximum total leverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership.

Long-term debt consisted of the following:

March 31, 2005

Term loan under New Senior Credit Facility	$449,000
New Notes	300,000
Old Notes	500
749,500
Less current portion of long-term debt	4,000
Long-term debt, excluding current portion	$745,500

During the three months ended March 31, 2005, the Partnership paid the scheduled $1,000 in principal on the new term loan under the New Senior Credit Facility.

3.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31, 2005	Three months ended March 31, 2004	Three months ended March 31, 2005	Three months ended March 31, 2004
Service cost	$—	$—	$66	$82
Interest cost	2,892	2,762	407	418
Expected return on plan assets	(3,656)	(3,389)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	27	—	—	—
Net periodic pension benefit (income) expense	$(737)	$(627)	$473	$500

4.  Related Party Transactions

In February 2005, the Partnership entered into a series of refinancing transactions.  Certain of the parties to these transactions were related parties, including WTI, CVC and OTPP.  See Note 2 for a full description of these matters.

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

On January 10, 2005, WTI entered into a Note Redemption Agreement (the “Note Redemption Agreement”) with Delta.  Pursuant to the Note Redemption Agreement, WTI redeemed the 10% Subordinated Note due 2012 in an original principal amount of $45,000 issued by WTI to Delta on June 30, 2003, the additional notes issued in lieu of cash interest and all accrued and unpaid interest up to January 10, 2005 for $36,137.  The Partnership distributed $36,137 to WTI to finance this transaction.

During the quarter ended March 31, 2005, the Partnership distributed $4,700 to WTI to enable WTI to cover income taxes that it owed on the income generated by the Partnership in the United States.

5.  Commitments and Contingencies

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

6.  Other Significant Events

On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.  Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS.  To date, the announced movement of Expedia’s transactions has not yet occurred.

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

	Three months ended
	March 31, 2005	March 31, 2004

Revenues
Electronic travel distribution	$241,958	$232,539
Information technology services	18,624	15,992
Total revenues	$260,582	$248,531
Operating income
Electronic travel distribution	$41,783	$36,532
Information technology services	(6,791)	(9,141)
Total operating income	$34,992	$27,391
Depreciation and amortization
Electronic travel distribution	$19,656	$20,483
Information technology services	5,224	4,580
Total depreciation and amortization	$24,880	$25,063
Geographic areas
Total revenues
United States	$223,166	$213,207
Foreign	37,416	35,324
Total	$260,582	$248,531
Long-lived assets
United States	$836,892	$915,842
Foreign	33,615	32,590
Total	$870,507	$948,432

8.  Supplemental Guarantor/Non-Guarantor Financial Information

Concurrent with the closing of the Acquisition discussed in Note 1, the Old Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing.  These domestic subsidiaries also fully and unconditionally guarantee on a senior secured basis the New Notes.  These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income, and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are joint and several.  The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing, the co-issuer of the Old Notes and the New Notes, was incorporated on June 6, 2003.  WS Financing does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

as of March 31, 2005

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$38,685	$3,802	$—	$42,487
Trade accounts receivable, net	137,810	3,002	—	140,812
Prepaid expenses and other current assets	18,362	2,015	—	20,377
Total current assets	194,857	8,819	—	203,676
Property and equipment, net	103,790	5,625	—	109,415
Deferred charges	15,517	17,150	—	32,667
Debt issuance costs	17,036	—	—	17,036
Goodwill	112,035	—	—	112,035
Other intangible assets, net	567,079	—	—	567,079
Investments in subsidiaries	17,494	—	(17,494)	—
Other long-term assets	21,435	10,840	—	32,275
Total assets	$1,049,243	$42,434	$(17,494)	$1,074,183

Liabilities and Partners’ (Deficit) Capital
Current liabilities
Accounts payable	$14,397	$1,367	$—	$15,764
Intercompany accounts payable (receivable)	17,811	(17,811)	—	—
Accrued expenses	129,317	40,055	—	169,372
Current portion of capital lease obligations	18,973	—	—	18,973
Current portion of senior debt	4,000	—	—	4,000
Total current liabilities	184,498	23,611	—	208,109
Long-term portion of capital lease obligations	49,885	—	—	49,885
Long-term debt	745,500	—	—	745,500
Pension and postretirement benefits	63,570	(42)	—	63,528
Other long-term liabilities	11,854	1,371	—	13,225
Total liabilities	1,055,307	24,940	—	1,080,247
Commitments and contingencies
Partners’ (deficit) capital	(6,064)	17,494	(17,494)	(6,064)
Total liabilities and Partners’ (deficit) capital	$1,049,243	$42,434	$(17,494)	$1,074,183

Condensed Consolidating Balance Sheets

as of December 31, 2004

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$96,504	$3,970	$—	$100,474
Trade accounts receivable, net	99,646	3,147	—	102,793
Prepaid expenses and other current assets	18,729	2,577	—	21,306
Total current assets	214,879	9,694	—	224,573
Property and equipment, net	111,972	6,246	—	118,218
Deferred charges	15,956	18,395	—	34,351
Debt issuance costs, net	10,201	—	—	10,201
Supplier and agency relationships, net	271,020	—	—	271,020
Developed technology, net	206,664	138	—	206,802
Trade name	72,142	—	—	72,142
Goodwill	112,035	—	—	112,035
Other intangible assets, net	31,914	—	—	31,914
Investments in subsidiaries	14,165	—	(14,165)	—
Other long-term assets	20,187	10,843	—	31,030
Total assets	$1,081,135	$45,316	$(14,165)	$1,112,286

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$11,926	$2,745	$—	$14,671
Intercompany accounts payable (receivable)	15,305	(15,305)	—	—
Accrued expenses	115,682	40,953	—	156,635
Current portion of capital lease obligations	19,369	—	—	19,369
Current portion of long-term debt	12,497	—	—	12,497
Total current liabilities	174,779	28,393	—	203,172
Long-term portion of capital lease obligations	54,079	—	—	54,079
Long-term debt	324,990	—	—	324,990
Pension and postretirement benefits	64,821	(42)	—	64,779
Other long-term liabilities	11,067	2,800	—	13,867
Total liabilities	629,736	31,151	—	660,887
Commitments and contingencies
Partners’ capital	451,399	14,165	(14,165)	451,399
Total liabilities and Partners’ capital	$1,081,135	$45,316	$(14,165)	$1,112,286

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2005

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$223,166	$37,416	$—	$260,582
Operating expenses	190,101	35,489	—	225,590
Operating income	33,065	1,927	—	34,992
Other income (expense)
Interest (expense) income, net	(12,389)	60	—	(12,329)
Loss on extinguishment of debt	(55,597)	—	—	(55,597)
Income from subsidiaries	533	—	(533)	—
Other, net	326	(536)	—	(210)
Total other expense, net	(67,127)	(476)	(533)	(68,136)
(Loss) income before income taxes	(34,062)	1,451	(533)	(33,144)
Provision for income taxes	—	918	—	918
Net (loss) income	$(34,062)	$533	$(533)	$(34,062)

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2004

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$213,207	$35,324	$—	$248,531
Operating expenses	187,830	33,310	—	221,140
Operating income	25,377	2,014	—	27,391
Other income (expense)
Interest (expense) income, net	(10,750)	55	—	(10,695)

Income from subsidiaries	1,579	—	(1,579)	—
Other, net	(57)	(258)	—	(315)
Total other expense, net	(9,228)	(203)	(1,579)	(11,010)
Income before income taxes	16,149	1,811	(1,579)	16,381
Income tax (benefit) expense	(3)	232	—	229
Net income	$16,152	$1,579	$(1,579)	$16,152

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2005

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$28,244	$(3,191)	$—	$25,053
Cash flows from investing activities:
Purchase of property and equipment	(1,267)	(307)	—	(1,574)
Proceeds from sale of property and equipment	54	—	—	54
Investment in subsidiaries	(3,329)	—	3,329	—
Net cash provided used in investing activities	(4,542)	(307)	3,329	(1,520)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,864	—	—	734,864
Principal payments on capital leases	(4,737)	—	—	(4,737)
Principal payments on debt	(58,488)	—	—	(58,488)
Repurchase old notes	(327,481)	—	—	(327,481)
Distribution to WTI, net	(425,678)	—	—	(425,678)
Contributions to subsidiaries	—	3,329	(3,329)	—
Net cash (used in) provided by financing activities	(81,520)	3,329	(3,329)	(81,520)
Net decrease in cash and cash equivalents	(57,818)	(169)	—	(57,987)
Cash and cash equivalents at beginning of period	96,504	3,970	—	100,474
Cash and cash equivalents at end of period	$38,686	$3,801	$—	$42,487

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2004

	Worldspan, L.P.— Guarantor	Non- Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$25,256	$(1,582)	$—	$23,674
Cash flows from investing activities:
Purchase of property and equipment	(2,228)	(634)	—	(2,862)
Proceeds from sale of property and equipment	20	—	—	20
Investments in subsidiaries	(1,579)	—	1,579	—
Net cash used in investing activities	(3,787)	(634)	1,579	(2,842)
Cash flows from financing activities:
Distribution to WTI	(569)	—	—	(569)
Principal payments on capital leases	(4,905)	—	—	(4,905)
Principal payments on debt	(27,000)			(27,000)
Contributions to subsidiaries	—	1,579	(1,579)	—
Net cash (used in) provided by financing activities	(32,474)	1,579	(1,579)	(32,474)
Net decrease in cash and cash equivalents	(11,005)	(637)	—	(11,642)
Cash and cash equivalents at beginning of period	41,615	2,131	—	43,746
Cash and cash equivalents at end of period	$30,610	$1,494	$—	$32,104

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “WTI” refer to Worldspan Technologies Inc. References to the “company” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, of our general partnership interests and, through its wholly-owned subsidiaries, limited partnership interests. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed 63% of all global distribution system, or GDS, online air transactions during the twelve months ended March 31, 2005. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for 32% of GDS air transactions and over 66% of online GDS air transactions processed during the twelve months ended March 31, 2005. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. During the twelve months ended March 31, 2005, we processed approximately 204 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. In addition, airlines have responded to their difficult operating conditions by offering lower prices on tickets distributed through direct and online channels, resulting in an increase in airline travel transactions generated through online travel agencies relative to traditional travel agencies. We believe our strong position in the online travel agency channel has allowed us to increase our airline transactions market share, despite the difficult times in the travel industry since 2001. Total transactions for the twelve months ended March 31, 2005, including airline and hospitality and destination services, were up 2.5% compared to the same period in 2004.

As a result of the market conditions and industry pressures described above, we took steps to reduce our operating expenses. For example, effective December 31, 2003, we froze all further benefit accruals under our defined benefit pension plan. In addition, we restructured our medical benefits in the first quarter of 2004 by increasing employee contributions and co-pays, implementing charges for working spouses, consolidating and changing providers, and eliminating medical benefits for future retirees, except for a limited grandfathered group of employees. These changes to our employee benefits have resulted in cost savings in 2004. During the first quarter of 2004, we also renegotiated our network and communication contracts with our primary providers. These new agreements resulted in reduced telecommunication charges during 2004. We also renegotiated our technology agreement with IBM and our headquarters office lease, which we expect to reduce our costs, as well. Each of these steps has started to generate cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by future changes in healthcare and technology costs and usage, which we are unable to predict.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 51% of our total revenues for the twelve months ended March 31, 2005 and December 31, 2004, while our top ten largest airline relationships represented an aggregate of approximately 63% and 64% of our total revenues for the twelve months ended March 31, 2005 and December 31, 2004, respectively. Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 47% of our total transactions during the twelve months ended March 31, 2005. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

Supplier Content, Transaction Fees and Transaction Volume

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content, including web fare content, for distribution to traditional and online agency subscribers.  Historically, we have increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. We anticipate that this historic trend of annual transaction fee increases could be reduced in the future due to our plan to enter into fare content agreements with major airlines. For instance, we have entered into fare content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same fare content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us and/or discounts in transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 (with respect to the other contracted airlines). Further, in February 2004, we executed a three-year fare content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We expect that these fare content agreements will provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment.

We believe that obtaining similar fare content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into fare content agreements with various airlines. Consequently, we are pursuing agreements similar to these fare content agreements with other major airlines in order to obtain access to such content. We expect that the fare content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines, which we expect will reduce our revenues. Further, should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions from us to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operation.

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

Channel Shift

An increasing number of travel transactions are being made online. During the twelve months ended March 31, 2005, airline transactions generated through online travel agencies accounted for approximately 32% of all airline transactions in the United States processed by a GDS, up from approximately 31% in 2004, approximately 28% in 2003 and approximately 23% in 2002. Between 2002 and 2004, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 15.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to another GDS provider, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

Since 2001, the combination of channel shift, declines in the global economy, terrorist actions and threats, wars in Afghanistan and Iraq, and health concerns over SARS has resulted in annual declines in transactions generated by traditional travel agencies. As a result of these declines, we have completed restructuring activities in each of the last five years, which have largely been focused on reducing the operating costs associated with servicing traditional travel agencies in areas such as labor, network, agency hardware, and advertising.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. For example, Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the announced movement of Expedia’s transactions has not occurred and, at this time, we cannot forecast the timing or magnitude of any such movement on our financial position or results of operations. In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of March 31, 2005 was $27.5 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with the other GDS provider, we will further assess the impact, if any, on our overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Cendant Corporation recently acquired Orbitz. Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights.

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $95.9 million to each of Delta and Northwest as of March 31, 2005, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods. See the section captioned “Liquidity and Capital Resources” below for further information on the FASA credits.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Results of Operations

The following table shows information derived from our condensed consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004 expressed as a percentage of revenues for the periods presented.

	Three months ended March 31, 2005	Three months ended March 31, 2004

Revenues:
Electronic travel distribution	92.9%	93.6%
Information technology services	7.1	6.4
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	68.4	68.5
Developed technology amortization	2.2	2.2
Total cost of revenues	70.6	70.7
Selling, general and administrative expenses	12.5	14.6
Amortization of intangible assets	3.5	3.7
Total operating expenses	86.6	89.0
Operating income	13.4	11.0
Total other expense, net	(26.1)	(4.4)
(Loss) income before provision for income taxes	(12.7)	6.6
Income tax expense	0.4	0.1
Net (loss) income	(13.1)%	6.5%

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Revenues

Total revenues were $260.6 million for the three months ended March 31, 2005, a $12.1 million or 4.9% increase from the three months ended March 31, 2004 revenues of $248.5 million. This increase was primarily attributable to an increase in the volume of transactions processed and an increase in subscription-based technology services during the first quarter of 2005 when compared to the same period in the prior year.

Electronic travel distribution revenues were $242.0 million for the three months ended March 31, 2005, a $9.5 million or 4.1% increase from the three months ended March 31, 2004 revenues of $232.5 million. The increase in revenues was attributable to a 1.7 million or 3.1% increase in transactions processed during the period.

Information technology services revenues were $18.6 million for the three months ended March 31, 2005, a $2.6 million or 16.3% increase from the three months ended March 31, 2004 revenues of $16.0 million. The increase was primarily attributable to a $2.3 million increase in revenue associated with products and services we sell to airlines, which include Worldspan Rapid Reprice, Fares and Pricing and Electronic Ticketing.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization was $178.1 million for the three months ended March 31, 2005, a $7.8 million increase from the three months ended March 31, 2004 cost of revenues of $170.3 million. This $7.8 million increase was primarily attributable to higher inducements, partially offset by lower network and communications costs and employee costs.  Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 68.4% for the three months ended March 31, 2005 compared to 68.5% for the three months ended March 31, 2004.

Cost of electronic travel distribution revenues excluding developed technology amortization was $156.5 million for the three months ended March 31, 2005, a $7.7 million or 5.2% increase from the three months ended March 31, 2004 cost of electronic travel distribution revenues excluding developed technology amortization of $148.8 million. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total revenues increased to 60.0% for the three months ended March 31, 2005 compared to 59.9% for the three months ended March 31, 2004. This $7.7 million increase was primarily attributable to a 22.0% increase in inducements paid to travel agencies which was partially offset by a 48.1% reduction in network and communication costs and a 15.0% decline in employee costs. Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions.  Network and communication costs decreased due to migration of customers to Internet-based products rather than dedicated circuits.  In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Employee costs declined as a result of workforce reductions.  This decline was partially offset by an increase in outsourcing costs as programming for certain applications and certain travel agency support functions are now performed by third-party vendors.

Cost of information technology services revenues excluding developed technology amortization was $21.7 million or 8.3% of total revenues for the three months ended March 31, 2005, a $0.2 million or 0.9% increase from the three months ended March 31, 2004 cost of information technology revenues excluding developed technology amortization of $21.5 million or 8.7% of total revenues.

Developed Technology Amortization

Developed technology amortization was $5.7 million or 2.2% of total revenues for the three months ended March 31, 2005, a $0.2 million or 3.6% increase from the three months ended March 31, 2004 developed technology amortization of $5.5 million or 2.2% of total revenues. The intangible assets acquired as a result of the Acquisition, which comprise substantially all of the balance, are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to be unchanged from the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.6 million or 12.5% of total revenues for the three months ended March 31, 2005, a $3.6 million or 9.9% decrease from the three months ended March 31, 2004 selling, general and administrative expenses of $36.2 million or 14.6% of total revenues. The decrease was primarily attributable to reduced headcount and a series of smaller activities.

Amortization of Intangible Assets

Amortization of intangible assets was $9.1 million or 3.5% of total revenues for the three months ended March 31, 2005, which is unchanged from the three months ended March 31, 2004 amortization of intangible assets of $9.1 million or 3.7% of total revenues. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to be unchanged from when compared to the same period in the prior year.

Operating Income

Operating income was $35.0 million for the three months ended March 31, 2005 a $7.6 million or 27.7% increase from the three months ended March 31, 2004 operating income of $27.4 million. Operating income as a percentage of total revenues increased to 13.4% for the three months ended March 31, 2005 compared to 11.0% in the three months ended March 31, 2004. The increase in operating income primarily resulted from a 4.1% increase in electronic travel distribution revenues, a 47.8% decrease in network and communication charges and an 11.9% decrease in employee costs, partially offset by a 22.0% increase in inducements paid to travel agencies.

Net Interest Expense

Net interest expense was $12.3 million for the three months ended March 31, 2005, a $1.6 million or 15.0% increase from the three months ended March 31, 2004 net interest expense of $10.7 million. The increase in net interest expense was primarily related to the debt issued in connection with the Refinancing Transactions (as defined below under the heading “—Liquidity and Capital Resources–Senior Notes”) in February 2005.

Net Other Expense

Net other expense was $68.1 million for the three months ended March 31, 2005, a $57.1 million increase from the three months ended March 31, 2004 net other expense of $11.0 million.  The increase was due to a $55.6 million loss on extinguishment of debt and a $1.6 million increase in net interest expense, both related to the debt issued in connection with the Refinancing Transactions in February 2005.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions was $0.9 million for the three months ended March 31, 2005, a $0.7 million increase from the three months ended March 31, 2004 income tax expense of $0.2 million. The increase in income tax expense relates to an increase in the taxable income of our foreign subsidiaries during the three months ended March 31, 2005.

Net Loss

Net loss was $34.1 million for the three months ended March 31, 2005, a $50.3 million decrease from the three months ended March 31, 2004 net income of $16.2 million. This decrease was primarily as a result of a $55.6 million loss on extinguishment of debt partially offset by a $7.6 million increase in operating income.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility (as defined below). Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures, make any FASA credit payments, and provide working capital. Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our new senior credit facility will be adequate to meet our future liquidity needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. We have historically generated significant cash flow from operations. During 2004, we used this cash flow to prepay an aggregate of $50.0 million of our term loan in addition to making the payments required by the mandatory repayment schedule.

At March 31, 2005, we had cash and cash equivalents of $42.5 million and working capital of $(4.4) million as compared to $32.1 million in cash and cash equivalents and working capital of $(22.0) million at March 31, 2004. The $10.4 million increase in cash and cash equivalents was primarily the result of an increase in operating income.  The $17.6 million increase in working capital was primarily the result of an increase in operating income and a decrease to the current portion of long-term debt.  The reduction in cash and cash equivalents during the quarter ended March 31, 2005 negatively impacted working capital when compared to December 31, 2004.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $25.1 million for the three months ended March 31, 2005 as compared to $23.7 million for the three months ended March 31, 2004. The $1.4 million increase in cash provided by operating activities during the first quarter 2005 as compared to the first quarter 2004 primarily resulted from a $50.2 million decrease in net income, a $54.8 million increase in non-cash items and a $3.2 million increase for changes in operating assets and liabilities. The increase in non-cash items during the period was primarily the result of the $55.6 million loss on extinguishment of debt during the first quarter of 2005

We used cash for investing activities of approximately $1.5 million for the three months ended March 31, 2005 as compared to $2.8 million for the three months ended March 31, 2004. The $1.3 million decrease in cash used for investing activities during the first quarter 2005 as compared to the first quarter 2004 primarily resulted from a decrease in capital expenditures. The decline in capital expenditures during 2005 as compared to 2004 primarily resulted from decreased purchases of internal equipment.

We used cash for financing activities of approximately $81.5 million for the three months ended March 31, 2005 as compared to $32.5 million for the three months ended March 31, 2004. The $49.0 million increase  in cash used for financing activities during the first quarter of 2005 as compared to the first quarter 2004 primarily resulted from the Refinancing Transactions in February 2005.  To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee (as defined below under the heading “-Liquidity and Capital Resources – Use of Proceeds”), we distributed $375.7 million and $8.6 million, respectively, to WTI.  In addition, WTI redeemed the Delta subordinated note in January 2005 and we distributed $36.1 million to WTI to finance this transaction.  The Partners’ deficit balance of $6.1 million at March 31, 2005 was primarily a result of these distributions to WTI.

Senior Credit Facility

In June 2003, we entered into a senior credit facility, referred to herein as our “old senior credit facility,” with a syndicate of financial institutions as lenders. In February 2005 we entered into a new credit agreement that made available a new senior credit facility, referred to herein as our “new senior credit facility,” with a syndicate of financial institutions as lenders, consisting of a revolving credit facility of $40.0 million and a term loan facility of $450.0 million, and extinguished and terminated all obligations then existing under the old senior credit facility. The old senior credit facility provided for aggregate borrowings by us of up to $175.0 million, consisting of:

•                  a four-year revolving credit facility of up to $50.0 million in revolving credit loans and letters of credit which is available until June 30, 2007, and

•                  a four-year term loan facility of $125.0 million which matures on June 30, 2007.

We borrowed $125.0 million under the old credit facility’s term loan facility in connection with the Acquisition. The revolving credit facility was available for working capital and general corporate needs.

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

Our borrowings under the new senior credit facility will be subject to quarterly interest payments with respect to loans bearing interest at the base rate described below or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described below and bear interest at a rate which, at our option can be either:

•                  a base rate generally defined as the sum of (i) the highest of (x) the administrative agent’s prime rate, (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (z) the certificate of deposit rate, plus one half percent (0.50%) per annum and (ii) an applicable margin, or

•                  a LIBOR rate generally defined as the sum of (i) the rate at which euro deposits for one, two, three or six months (as selected by us) are offered in the interbank euro market as set forth on page 3750 of the Dow Jones Telerate Screen and (ii) an applicable margin.

The initial applicable margin for base rate loans under the new senior credit facility is 1.75% and the applicable margin for LIBOR rate loans is 2.75%.

In 2005, assuming mandatory scheduled payments only and using a LIBOR rate of 2.79%, we expect the cash principal and interest payments related to the $450.0 million borrowed under the term loan facility portion of the new senior credit facility to be $4.0 million and approximately $21.8 million, respectively. The actual amounts to be paid for cash principal and interest during 2005 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any discretionary payments that we may elect to make during the year.

The old senior credit facility required us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. Our new senior credit facility also requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the old senior credit facility contained, and our new senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of March 31, 2005, we were in compliance with the applicable covenants.

Senior Notes

On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011, referred to herein as the “old senior notes.” Interest on the old senior notes accrues at 9 5/8% per annum. As part of our issuance of $300.0 million in aggregate principal amount of Senior Second Lien Secured Floating Rate Notes due 2011, referred to herein as the “new senior secured notes,” and the refinancing of our old senior credit facility with our $490.0 million new senior credit facility (collectively, the “Refinancing Transactions”), in February 2005 we consummated a tender offer for and consent solicitation relating to our old senior notes. As a result of this tender offer and consent solicitation, we repurchased more than 99 1/2% of the total aggregate principal amount of $280.0 million of old senior notes previously outstanding, received the requisite consents from the holders of the old senior notes with respect to the consent solicitation and executed a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions in the indenture governing the remaining outstanding old senior notes. The supplemental indenture became effective on February 11, 2005 upon our acceptance for payment of a majority in principal amount of the outstanding old senior notes tendered.

On February 11, 2005, we issued $300.0 million in aggregate principal amount of new senior secured notes, secured on a second priority basis by substantially all of our assets, the assets of WS Financing Corp. (“WS Financing”) and those of our guarantor subsidiaries. Interest on the new senior secured notes accrues at rate equal to three-month LIBOR, which will be reset quarterly, plus 6.25%.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.  As of March 31, 2005, the fair value of the interest rate swap was $1.7 million.

We cannot redeem the remaining old senior notes before June 15, 2007. There is currently $0.5 million aggregate principal amount of old senior notes outstanding.

The old senior notes are unsecured senior obligations, are equal in right of payment to all of our existing and future unsecured senior debt, and are senior in right of payment to all of our future subordinated debt. The new senior secured notes are secured on a second priority basis by substantially all of our assets, the assets of WS Financing and those of our guarantor subsidiaries. Each of the old senior notes and the new senior secured notes are guaranteed by each subsidiary guarantor (as defined in the indenture governing the old senior notes or the new senior secured notes, as applicable).

If we experience a change of control (as defined in the indenture governing the old senior notes or the new senior secured notes, as applicable), each holder of old senior notes and new senior secured notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

The indenture governing the old senior notes contained, and the indenture governing the new senior secured notes contains, certain covenants that, among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of March 31, 2005, we were in compliance with the applicable covenants. The indenture governing the old senior notes prohibited, and the indenture governing the new senior secured notes prohibits, certain restrictions on distributions from certain subsidiaries.

Use of Proceeds

The net proceeds to us from the sale of the new senior secured notes and the closing of the new senior credit facility, along with available cash, were used to (i)(a) repay approximately $58.0 million due under the old senior credit facility, and (b) terminate all commitments then outstanding under the old senior credit facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of our’s and WS Financing’s outstanding old senior notes $279.5 million of old senior notes validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280.0 million of old senior notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the old senior notes, for each $1,000.00 principal amount of old senior notes tendered in accordance with the cash tender offer plus, accrued and unpaid interest on the old senior notes, for an aggregate total purchase price of  $331.4 million and accept for purchase and pay for additional old senior notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of old notes tendered in accordance with the cash tender offer for an aggregate purchase price of $0.2 million, (iii) redeem 100% of the outstanding WTI Preferred Stock, at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375.7 million, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

In addition, in connection with the Refinancing Transactions, on February 16, 2005, WTI, CVC Capital Funding, LLC (“CVC Capital”) and Citicorp Mezzanine III, L.P. (“CMIII,” and together with CVC Capital, the “Funds”) entered into an Exchange Agreement (the “Exchange Agreement”). In connection with the closing under the Exchange Agreement, WTI issued

$43.6 million aggregate principal amount of its new Subordinated Notes due 2013 (the “New HoldCo Notes”) to the Funds and paid $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund’s interest in that certain Subordinated Note (the “Seller Note”), dated as of June 30, 2003, made by WTI in favor of American Airlines, Inc. (which was subsequently transferred in part to each of the Funds). WTI also paid the Funds a total of $8.6 million as a consent fee (the “Consent Fee”) in return for the approval by the Funds of the Refinancing Transactions and the replacement of the Seller Note with the New Holdco Notes.

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

Capital Lease Obligations

We lease equipment and software under capital lease obligations.  As of March 31, 2005, our obligations under capital leases totaled $68.9 million.  The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

Subordinated Notes

As part of the Acquisition, WTI issued to American Airlines and Delta subordinated seller notes, referred to herein as the “subordinated seller notes”, in the original principal amounts of $39.0 million and $45.0 million, respectively, which were scheduled to mature on July 31, 2012. In March 2004, affiliates of CVC acquired from American Airlines the $39.0 million subordinated seller note originally issued to American Airlines, together with the right to receive all accrued and unpaid interest thereon. Thereafter, pursuant to the terms of the subordinated seller note, WTI paid cash interest to these affiliates of CVC in the aggregate amount of approximately $2.0 million and was obligated to issue additional notes to such affiliates in lieu of cash interest in the aggregate principal amount of $2.9 million, in each case, for the year ended 2004. In January 2005, WTI redeemed the Delta subordinated note, along with all additional notes issued or issuable in lieu of cash interest payments, for an aggregate payment of $36.1 million. As a result of this redemption, the Delta subordinated seller note was cancelled. In February 2005, in connection with the Refinancing Transactions, WTI issued $43.6 million aggregate principal amount of its new Subordinated Notes due 2013, referred to here in as the “holding company notes”, to two affiliates of CVC, CVC Capital Funding, LLC and Citicorp Mezzanine III, L.P. (“CMIII” and together with CVC Capital, the “Funds”) and paid $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund’s interest in the remaining American subordinated seller note.

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

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of $95.9 million to each of Delta and Northwest as of December 31, 2004, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits to Delta on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA constitutes an event of default under our new senior credit facility. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial nine year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our old senior notes and the new senior secured notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the old senior notes and the new senior secured notes, will be entitled to receive payments in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the nine-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the old senior notes and the new senior secured notes.

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

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $1.7 million for the three months ended March 31, 2005, a decrease of $22.1 million from capital expenditures of $23.8 million for the three months ended March 31, 2004. We have estimated approximately $26.8 million for capital expenditures in 2005, which relates to normal growth in capacity requirements and routine replacement of older equipment.

Off-Balance Sheet Arrangements

At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2005.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the three months ended March 31, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from March 31, 2005 levels.

Interest Rate Market Risk

Our old senior credit facility was, and our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2005, we had variable rate debt of approximately $749.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on 2005 pre-tax earnings and cash flows of approximately $6.6 million. Under the terms of our old senior credit facility, we were required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.  As of March 31, 2005, the fair value of the interest rate swap was $1.7 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we reviewed our internal controls and based on that review determined that certain changes were necessary to improve our internal controls over financial reporting. Certain deficiencies identified in the fourth quarter of 2004 involved the absence of a control to insure completeness of the transfer of information between our processing and billing systems. As a result, a control addressing these issues is in the process of implementation (a process that began this quarter).

We also determined that as of year end 2004, we did not have sufficient resources in our finance department, resulting in a number of audit adjustments proposed by our external auditors during the year end audit process. High turnover within the finance department and the departure of our chief financial officer in November 2004 were identified as factors contributing to this issue. Corrective controls, including the appointment of a new chief financial officer on March 21, 2005 and the active recruitment and placement of additional experienced financial personnel, are currently being implemented.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described in our Annual Report on Form 10-K for the year ended December 31, 2004, in September 2003, we received multiple assessments totaling €39.5 million from the tax authorities of Greece relating to tax years 1993-2002. Pursuant to a formal tax amnesty program with the Greek authorities, we reached a settlement of the outstanding assessments in an amount of approximately of €7.8 million. The purchase agreement between our founding airlines and us provides that each of our founding airlines will severally indemnify us on a net after-tax basis from and against any of our taxes related to periods prior to the Acquisition. Because of this indemnity, we believe that the settlement payments made by us to the Greek authorities will be reimbursed by our founding airlines (and certain payments to date have been reimbursed) and will not have a material impact upon our business, financial condition or results of operations.

We are involved in various other litigation proceedings as both plaintiff and defendant. In the opinion of our management, none of these other litigation matters, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2005, we commenced a cash tender offer and consent solicitation for any and all of our outstanding old senior notes, and solicited the consent of holders of our old senior notes to the elimination of substantially all of the restrictive covenants and certain default provisions in the indenture governing the old senior notes.  The proposed amendments to the indenture required the consent of a majority in aggregate principal amount of outstanding old senior notes not owned by us or WS Financing or our affiliates to be adopted, and the tender and consent of the former holders of approximately 99-1/2% aggregate principal amount of our old senior notes was obtained on February 11, 2005.

ITEM 6.  EXHIBITS

Exhibits:

3.3	Amendment No.1 to the Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of March 1, 2005, by and between Worldspan Technologies Inc. and WS Holdings LLC. (1)
4.4

First Supplemental Indenture, dated as of February 7, 2005, among Worldspan, L.P., as successor in interest to WS Merger LLC, WS Financing Corp., the guarantors named therein and The Bank of New York, as trustee. (1)

4.5	Indenture, dated as of February 11, 2005, among Worldspan, L.P., WS Financing Corp., the guarantors parties thereto and The Bank of New York Trust Company, N.A., as trustee. (1)
4.6	Form of Senior Second Lien Secured Floating Rate Note due 2011 (included in Exhibit 4.5). (1)
4.7

Registration Rights Agreement, dated as of February 11, 2005, by and among Worldspan, L.P., WS Financing Corp., the guarantors listed therein, and J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc., and Goldman, Sachs & Co., as representatives of the several initial purchasers. (1)

10.85	Note Redemption Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc. (1) ***
10.86	Second Amendment to Delta Founder Airline Services Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc. (1) ***
10.87	Employment Agreement, dated as of January 25, 2005, by and between Worldspan, L.P., Worldspan Technologies Inc. and Dale Messick. (1)
10.88	Waiver and Consent to Credit Agreement, dated as of February 4, 2005, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P. and Lehman Commercial Paper Inc., as administrative agent. (1)
10.89

Credit Agreement, dated as of February 11, 2005, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto. (1)

10.90

Intercreditor Agreement, dated as of February 11, 2005, among JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Trust Company, N.A., as trustee and collateral agent, Worldspan Technologies, Inc., WS Holdings LLC, Worldspan, L.P. and each other obligor therto.  (2)

10.91	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan, L.P. and Worldspan Technologies Inc. (3)
10.92	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan Technologies Inc and CVC Management LLC. (4)
10.93	Exchange Agreement, dated as of February 16, 2005, by and among Worldspan Technologies, Inc., Citicorp Mezzanine III, L.P. and CVC Capital Funding, LLC. (5)
10.94	First Amendment to the Worldspan Technologies Inc. Stock Incentive Plan, dated March 17, 2005. (6)
10.95	Employment Agreement, dated as of March 21, 2005 by and between Worldspan, L.P., Worldspan Technologies Inc. and Kevin W. Mooney. (7)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as a like numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(2)	Filed as a like numbered exhibit to our Registration Statement on Form S-4 filed April 29, 2005 and incorporated herein by reference.
(3)	Filed as Exhibit 10.90 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(4)	Filed as Exhibit 10.91 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(5)	Filed as Exhibit 10.92 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(6)	Filed as Exhibit 10.93 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(7)	Filed as Exhibit 10.94 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

*** Certain portions of this document have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPAN, L.P.

May 13, 2005		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
and Director
(principal executive officer)

May 13, 2005		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)