Form 10-Q/A
period 2005-03-31
WORLDSPAN L P
filed 2005-05-25
CIK 1260167

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed by Worldspan, L.P. on May 16, 2005, and is being filed solely to correct a Note to the Condensed Consolidated Financial Statements included in Item 1 of Part I.  In the last sentence of Note 1, the allowance for doubtful accounts at March 31, 2005 was approximately $17,660, not approximately $15,198 as originally reported.  No other amendments or changes to the Form 10-Q are made by this Form 10-Q/A.  This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q/A

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

The Partnership maintained an allowance for doubtful accounts of approximately $17,660 and $17,111 at March 31, 2005 and December 31, 2004, respectively.

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

WORLDSPAN, L.P.

May 25, 2005		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
and Director
(principal executive officer)

May 25, 2005		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)