Form 10-K/A
period 2004-12-31
WORLDSPAN L P
filed 2005-09-30
CIK 1260167

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From to

Commission File Number: 333-109064

WORLDSPAN, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	31-1429198
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Galleria Parkway, N.W.

Atlanta, Georgia 30339

(Address of principal executive offices and zip code)

(770) 563-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

As of September 26, 2005, the number of outstanding shares of the Registrant’s parent’s Class A Common Stock was 82,967,548, and the number of outstanding shares of the Registrant’s parent’s Class B Common Stock was 11,000,000.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 of Worldspan, L.P. is filed solely for the purpose of amending and restating Part II, Item 9A, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of December 31, 2004 and a description of two changes to our internal control over financial reporting.  In addition, in connection with the filing of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004, and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications.  Except as described above, no other changes have been made to the Annual Report on Form 10-K for the year ended December 31, 2004.  This Amendment No. 1 to the Annual Report on Form 10-K continues to speak as of the date of the Annual Report on Form 10-K for the year ended December 31, 2004, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report on Form 10-K to reflect any events that occurred at a date subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Changes in Internal Control Over Financial Reporting

We also reviewed our internal controls, and during the quarter ended December 31, 2004 the following changes to the Company’s internal control over financial reporting occurred:

The first change to our internal controls relates to the transfer of information between our Global Distribution System (“GDS”) and billing systems.  Our GDS processes reservations and related transactions created by travel agencies that use our service.  Each transaction we process is evaluated to determine whether the transaction represents a billable item.  For example, some of the transactions that we process, such as transactions involving an infant passenger or transactions involving multiple passengers in which only one of the passengers pays the bill, create transactions processed by our system that do not produce any revenue.  Our GDS contains a primary preventative control that filters out non-billable transactions from the system.  The integrity of the primary control is protected by a series of general computer and application controls.  We determined that the internal controls could be improved by means of implementing a new complementary control to monitor those transactions that the GDS determined were non-billable.  Specifically, we identified that there did not exist a specific monitoring control, in the form of an ongoing management review of the transactions marked as non-billable within the GDS and not transferred to the billing system.  The new monitoring control would consist of the collection of the non-billable items and a periodic management review and analysis of the nature of these items to provide additional assurance that these transactions are being properly classified as non-billable transactions.  As of December 31, 2004, the implementation of this new monitoring control was in process.  We do not believe however that the absence of this new complementary control had any material impact on our financial statements for the three months or year ended December 31, 2004, given that the primary control, which was designed to ensure that transactions deemed by the GDS to not include a billable item are not transferred to the billing system, was in place and tested as of that date.

The second change to our internal controls relates to the sufficiency of the resources in our finance department.  There were a series of events that occurred during the fourth quarter of

2004 and the first quarter of 2005 impacting the sufficiency of resources in our finance department.  Specifically our former Chief Financial Officer, Michael Wood, left the Company on November 22, 2004.  We acted promptly to fill the position on an interim basis and rehired Dale Messick as Senior Vice President - Finance, effective December 1, 2004 (effectively filling the role of principal financial officer until a new Chief Financial Officer could be hired).  In addition, there was turnover of finance department staff below the controller level during the fourth quarter of 2004, and in particular during the early part of the first quarter of 2005.  Some of these positions were filled during the first quarter, but with personnel that did not have the same history and knowledge of Worldspan.  Finally, the finance department resources were further strained by other demands on the department in January and February of 2005 that were occurring simultaneously with the year-end closing activities.

The cumulative result of each of these factors was that management was not able to complete its customary review of the year-end accounts prior to the time the year-end audit was commenced by the outside auditors.  Instead, management conducted this review simultaneously with the conduct of the audit.  As a result, the auditors discovered adjustments that, had management timely performed its customary year-end review, we believe would have been detected by management.  Each adjustment was recorded by management and is fully reflected in the financial statements covered by this report.  Both the management review of year-end accounts and the review of disclosure control and procedures however were able to be conducted prior to the timely filing of our Form 10-K for the year ended December 31, 2004.

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

Name	Title	Date

/s/ Rakesh Gangwal	Chairman, President & Chief Executive Officer and Director (principal executive officer)	September 30, 2005
Rakesh Gangwal

/s/ Kevin W. Mooney	Chief Financial Officer (principal financial and accounting officer)	September 30, 2005
Kevin W. Mooney

/s/ M. Gregory O’Hara	Executive Vice President—Corporate Planning and Development and Director	September 30, 2005
M. Gregory O’Hara

/s/ Shael J. Dolman	Director	September 30, 2005
Shael J. Dolman

/s/ Ian D. Highet	Director	September 30, 2005
Ian D. Highet

/s/ James W. Leech	Director	September 30, 2005
James W. Leech

/s/ Dean G. Metcalf	Director	September 30, 2005
Dean G. Metcalf

/s/ Paul C. Schorr, IV	Director	September 30, 2005
Paul C. Schorr, IV

/s/ Joseph M. Silvestri	Director	September 30, 2005
Joseph M. Silvestri

/s/ David F. Thomas	Director	September 30, 2005
David F. Thomas