Form 10-Q/A
period 2005-03-31
WORLDSPAN L P
filed 2005-09-30
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

☐                                    Yes                            ☒                                    No

As of September 26, 2005, Registrant’s parent had outstanding 82,967,548 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of Worldspan, L.P. is filed solely for the purpose of amending and restating Part I, Item 4, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of March 31, 2005 and a description of two changes to our internal control over financial reporting.  In addition, in connection with the filing of this Amendment No. 2 to the Quarterly Report on Form 10-Q and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications. Except as described above, no other changes have been made to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.  This Amendment No. 2 to the Quarterly Report on Form 10-Q continues to speak as of the date of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and we have not updated the disclosures contained in this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  We also reviewed our internal controls, and as previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2004, we decided to implement two changes that management concluded were reasonably likely to materially affect our internal control over financial reporting.

The first change to our internal controls relates to the transfer of information between our Global Distribution System (“GDS”) and billing systems.  Our GDS processes reservations and related transactions created by travel agencies that use our service.  Each transaction we process is evaluated to determine whether the transaction represents a billable item.  For example, some of the transactions that we process, such as transactions involving an infant passenger or transactions involving multiple passengers in which only one of the passengers pays the bill, create transactions processed by our system that do not produce any revenue.  Our GDS contains a primary preventative control that filters out non-billable transactions from the system.  The integrity of the primary control is protected by a series of general computer and application controls.  We determined that the internal controls could be improved by means of implementing a new complementary control to monitor those transactions that the GDS determined were non-billable.  Specifically, we identified that there did not exist a specific monitoring control, in the form of an ongoing management review of the transactions marked as non-billable within the GDS and not transferred to the billing system.  The new monitoring control would consist of the collection of the non-billable items and a periodic management review and analysis of the nature of these items to provide additional assurance that these transactions are being properly classified as non-billable transactions.  As of March 31, 2005, the implementation of this new monitoring control was in process.  We do not believe however that the absence of this new complementary control had any material impact on our financial statements for the three months ended March 31, 2005, given that the primary control, which was designed to ensure that transactions deemed by the GDS to not include a billable item are not transferred to the billing system, was in place and tested as of that date.

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

Beginning in the fourth quarter of 2004 and continuing through March 31, 2005, we have undertaken steps to improve the functions of our finance department.  We filled our Chief Financial Officer vacancy with the hiring of Kevin W. Mooney, effective March 21, 2005.  In addition, during the first quarter of 2005 we hired additional personnel, both as full-time employees and on a contract basis, to work under Mr. Mooney in our finance department.  We continue to search aggressively for additional qualified personnel and will continue to supplement our finance staff with contract employees until full-time employees can be hired and trained.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPAN, L.P.

September 30, 2005		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
and Director
(principal executive officer)

September 30, 2005		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)