Form 10-Q
period 2005-09-30
WORLDSPAN L P
filed 2005-11-07
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

☐                                    Yes                            ☒                                    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐                                    Yes                            ☒                                    No

As of October 31, 2005, Registrant’s parent had outstanding 82,967,548 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets –September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations – Three months and nine months ended September 30, 2005 and three and nine months ended September 30, 2004

Condensed Consolidated Statement of Partners’ Capital – Nine months ended September 30, 2005

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2005 and nine months ended September 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$49,536	$100,474
Trade accounts receivable, net of an allowance for bad debt of $9,822 and $17,111, respectively	134,726	102,793
Prepaid expenses and other current assets	18,927	21,306
Total current assets	203,189	224,573
Property and equipment, net of accumulated depreciation	96,690	118,218
Deferred charges	27,708	34,351
Debt issuance costs, net of accumulated amortization	15,452	10,201
Supplier and agency relationships, net of accumulated amortization	245,568	271,020
Developed technology, net	188,674	206,802
Trade name	72,142	72,142
Goodwill	112,035	112,035
Other intangible assets, net	29,808	31,914
Other long-term assets	31,384	31,030
Total assets	$1,022,650	$1,112,286

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$16,865	$14,671
Accrued expenses	162,617	156,635
Current portion of capital lease obligations	18,285	19,369
Current portion of long-term debt	4,000	12,497
Total current liabilities	201,767	203,172
Long-term portion of capital lease obligations	41,063	54,079
Long-term debt	678,500	324,990
Pension and postretirement benefits	61,137	64,779
Other long-term liabilities	9,495	13,867
Total liabilities	991,962	660,887
Commitments and contingencies
Partners’ capital	30,688	451,399
Total liabilities and partners’ capital	$1,022,650	$1,112,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Electronic travel distribution	$222,487	$217,937	$691,926	$682,963
Information technology services	17,218	15,851	53,992	48,159
Total revenues	239,705	233,788	745,918	731,122
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	164,566	164,819	511,177	508,337
Developed technology amortization	5,420	5,508	18,009	16,523
Total cost of revenues	169,986	170,327	529,186	524,860
Selling, general and administrative	25,402	29,406	83,554	95,434
Amortization of intangible assets	9,288	9,136	27,558	27,405
Total operating expenses	204,676	208,869	640,298	647,699
Operating income	35,029	24,919	105,620	83,423
Other Income (Expense)
Interest expense, net	(15,793)	(10,104)	(43,695)	(30,758)
Loss on extinguishment of debt	—	—	(55,597)	—
Other, net	(275)	(1,285)	(495)	(1,167)
Total other expense, net	(16,068)	(11,389)	(99,787)	(31,925)
Income before provision for income taxes	18,961	13,530	5,833	51,498
Income tax expense	860	3,685	3,317	3,987
Net income	$18,101	$9,845	$2,516	$47,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statement of Partners’ Capital

(dollars in thousands)

(Unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2004	$453,947	$(2,548)	$451,399
Comprehensive income:
Net income	2,516	—	2,516
Change in fair value of derivative accounted for as a hedge	—	1,847	1,847
Loss realized on settlement of investment	—	97	97
Unrealized holding loss on investment	—	(109)	(109)
Comprehensive income			4,351
Distributions to and contributions from WTI, net	(427,238)	—	(427,238)
Stock-based compensation	2,176	—	2,176
Balance at September 30, 2005	$31,401	$(713)	$30,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$2,516	$47,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,000	76,871
Amortization of debt issuance costs	2,479	2,799
Loss on extinguishment of debt	55,597	—
Stock-based compensation	2,176	2,501
Loss on disposal of property and equipment, net	359	444
Gain on sale of investment in other entity	—	(953)
Write-down of impaired investments	—	1,498
Other	—	(56)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(31,933)	(30,717)
Prepaid expenses and other current assets	2,502	6,563
Deferred charges	6,642	921
Other long-term assets	1,851	1,564
Accounts payable	2,194	(8,433)
Accrued expenses	5,982	18,144
Pension and postretirement benefits	(3,641)	(5,296)
Other long-term liabilities	(4,370)	(1,444)
Net cash provided by operating activities	118,354	111,917
Cash flows from investing activities:
Purchase of property and equipment	(9,305)	(9,521)
Proceeds from sale of investment in other entity	—	5,765
Proceeds from sale of property and equipment	102	117
Capitalized software for internal use	(19)	(1,994)
Net cash used in investing activities	(9,222)	(5,633)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,727	—
Principal payments on capital leases	(14,516)	(16,389)
Principal payments on debt	(125,488)	(54,512)
Repurchase old notes	(327,555)	—
Distributions to and contributions from WTI, net	(427,238)	(4,091)
Net cash used in financing activities	(160,070)	(74,992)
Net (decrease) increase in cash and cash equivalents	(50,938)	31,292
Cash and cash equivalents at beginning of period	100,474	43,746
Cash and cash equivalents at end of period	$49,536	$75,038

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three and nine months ended September 30, 2005 and September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. The Partnership’s quarterly financial data should be read in conjunction with its consolidated financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

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

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose all or part of the transactions generated by any significant travel agencies and not replace such transactions, its business, financial condition and results of operations could be adversely affected. One online agency subscriber, Expedia, generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenues of approximately $66,353 and $61,221 for the three months ended September 30, 2005 and 2004, respectively, and $205,966 and $186,469 for the nine months September 30, 2005 and 2004, respectively. These amounts represented 28% and 26% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 28% and 26% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content for airlines, including web fare content, for distribution to traditional and online agency subscribers. We have entered into fare content agreements (which include web fare content) with a number of major airlines. Subject to termination rights, these obligations continue until late 2005 (in the case of US Airways) or 2006 and 2007 (with respect to certain other of the contracted airlines).  Should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions from us to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operations.

Furthermore, the Partnership charges airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “suppliers”) for electronic travel distribution services and information technology services.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection. Revenues generated by Delta and Northwest were $63,460 and $67,097 for the three months ended September 30, 2005 and 2004, respectively, and $203,444 and $210,114 for the nine months ended September 30, 2005 and 2004, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 26% and 29% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 27% and 29% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

The following table summarizes the amounts owed to the Partnership by Delta and Northwest as of September 30, 2005 under the Partnership’s two primary agreements held with these two airlines:

	Delta	Northwest
Pre-bankruptcy petition accounts receivable	$11,274	$20,311
Post-bankruptcy petition accounts receivable	7,174	5,092
Total accounts receivable at September 30, 2005	$18,448	$25,403

Since September 30, 2005, the Partnership has received payments of pre- bankruptcy petition and post- bankruptcy petition accounts receivable in the amount of $4,536 and $8,711, respectively, related to services provided in the third quarter of 2005.  While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with the Partnership. At the present time, the Partnership is not aware of an action by either Delta or Northwest to reject the two primary agreements and, accordingly, continues to operate with the two airlines under its existing commercial agreements. The Partnership believes that the GDS and IT services it provides to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. The Partnership believes it will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankuptcy petition and post–bankruptcy petition accounts receivable are expected to be collected. The Partnership expects that post-bankruptcy petition amounts will be collected in accordance with the terms of the Partnership’s current commercial agreements while the pre-bankuptcy petition amounts will likely be collected over an extended period of time.  In addition, the Partnership’s agreements with Delta and Northwest provide that the Partnership has the right to recoup service fees owed to the Partnership by Delta and Northwest against the Partnership’s FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right.  The Partnership intends to exercise its recoupment rights for outstanding service fees owed to the Partnership in the amount of $11,415 for the period preceding the Delta and Northwest bankruptcies, although there is no assurance that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.  As a result, the Partnership did not record a reserve for the accounts receivable outstanding as of September 30, 2005.  However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact the Partnership’s assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us will be challenged or unwound in the bankruptcy proceedings.

Recently Issued Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. The Statement requires an entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. The Partnership does not believe SFAS 123R will have significant impact on the Partnership’s consolidated financial position or results of operations. SFAS No. 123(R) will become applicable to the Partnership beginning January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe SFAS No. 154 will have a significant impact on the Partnership’s consolidated financial position or results of operations.

2.  Debt

On February 11, 2005, the Partnership, WS Financing Corp. (“WS Financing”), the wholly-owned domestic subsidiaries of the Partnership parties thereto as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”) as part of the Partnership’s and WS Financing’s refinancing transactions (the “Refinancing Transactions”). Pursuant to the Indenture, the Partnership and WS Financing issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In connection with the closing under the Indenture, the Floating Rate Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S of the Securities Act. On April 29, 2005, the Partnership filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the Floating Rate Notes for substantially identical notes that will have been registered with the SEC.  The Form S-4 became effective on October 25, 2005. The Floating Rate Notes agreement required that the Form S-4 be declared effective within 180 days of the closing of the offering or August 10, 2005. Liquidated damages in the form of an increase in the interest rate of the Floating Rate Notes accrued from August 11, 2005 until the Form S-4 became effective on October 25, 2005.  As of September 30, 2005, the Partnership had accrued approximately $105 for the liquidated damages and will incur additional interest expense in the fourth quarter of $49. No additional liquidated damages will accrue after October 24, 2005.

In addition, in connection with the Refinancing Transactions, on February 11, 2005, the Partnership, as borrower, WTI, and WS Holdings entered into a new credit agreement (the “Credit Agreement”) with J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto (the “Lenders”). In connection with the closing under the Credit Agreement, the Lenders made available to the Partnership a new senior credit facility (the “Senior Credit Facility”) consisting of a revolving credit facility in the amount of $40,000 and a new term loan facility (the “Term Loan”) in the amount of $450,000.

The net proceeds to the Partnership from the sale of the Floating Rate Notes and the closing of the New Senior Credit Facility, along with available cash of the Partnership, were used to (i)(a) repay approximately $57,488 of the outstanding balance of the then-existing senior term loan including any accrued and unpaid interest then outstanding under the Partnership’s then-existing senior credit facility (the “Old Credit Facility”) and (b) terminate all commitments then outstanding under the Old Credit Facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of the Partnership’s outstanding 9 5/8% Senior Notes due 2011 (the “9 5/8% Senior Notes”) of approximately $279,350 of 9 5/8% Senior Notes validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280,000 of 9 5/8% Senior Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the 9 5/8% Senior Notes, for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the Partnership’s and WS Financing’s Offer to Purchase and Consent Solicitation Statement and Letter of Transmittal and Consent (the “Offer to Purchase and Consent Solicitation Statement”), plus accrued and unpaid interest on the 9 5/8% Senior Notes, for an aggregate total purchase price of $331,405, and accept for purchase and pay for an additional $150 of 9 5/8% Senior Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of 9 5/8% Senior

Notes tendered in accordance with the Offer to Purchase and Consent Solicitation Statement for an aggregate purchase price of $174, (iii) redeem outstanding WTI Preferred Stock at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375,729, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

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

As a result of the Refinancing Transactions described above, the Partnership recorded a loss on extinguishment of debt of $55,597 during the nine months ended September 30, 2005.

At the Partnership’s option, the interest rate applied to borrowings under the New Term Loan during 2005 was based on the LIBOR rate plus the initial applicable margin of 2.75%. The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%.  At September 30, 2005, the three-month LIBOR rate was 4.07%.

On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that will start at $508,370 on November 15, 2005 and amortize on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge will result in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of September 30, 2005, the fair value of this swap was an asset of $1,847, which is included in other long-term assets in the condensed consolidated balance sheet.

Debt covenants contained in the Credit Agreement and the Indenture require the Partnership to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. Also, the Indenture requires the Partnership to maintain a minimum fixed charge coverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership. As of September 30, 2005, the Partnership believes it is in compliance with all of its debt covenants.

Long-term debt consisted of the following:

September 30, 2005

Term loan under Senior Credit Facility	$382,000
Floating Rate Notes	300,000
9 5/8% Senior Notes	500
682,500
Less current portion of long-term debt	4,000
Long-term debt, excluding current portion	$678,500

During the nine months ended September 30, 2005, the Partnership paid $68,000 in principal on the New Term Loan, of which $3,000 were scheduled principal payments.

3.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension benefits		Pension benefits
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$—	$—	$—	$—
Interest cost	2,892	2,762	8,677	8,286
Expected return on plan assets	(3,656)	(3,389)	(10,968)	(10,167)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	27	—	81	—
Net periodic pension benefit (income) expense	$(737)	$(627)	$(2,210)	$(1,881)

	Postretirement benefits		Postretirement benefits
	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Service cost	$66	$82	$197	$246
Interest cost	407	418	1,220	1,254
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Net periodic pension benefit (income) expense	$473	$500	$1,417	$1,500

4.  Related Party Transactions

In February 2005, the Partnership entered into a series of Refinancing Transactions. Certain of the parties to these transactions were related parties, including WTI, CVC and OTPP. See Note 2 for a full description of these matters.

In connection with the Refinancing Transactions, on February 16, 2005, the Partnership entered into an amendment to its Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7,700 payable on or before December 15, 2005. The Partnership paid $3,850 of this prepayment to WTI during the three months ended September 30, 2005.  The Partnership expects to pay the balance of $3,850 by December 15, 2005. The prepaid advisory fees are included in “Prepaid expenses and other current assets” and “Other long-term assets” in the accompanying consolidated balance sheets.

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

During the nine months ended September 30, 2005, the Partnership distributed $4,700 to WTI to enable WTI to pay income taxes that it owed on the income generated by the Partnership in the United States and $1,587 to enable WTI to pay interest payments on the Holdco Notes.

5.  Commitments and Contingencies

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2002. The Partnership filed appeals of these assessments. Pursuant to a formal tax amnesty program with the Greek authorities, the Partnership reached a settlement of the outstanding assessments in an amount of approximately €7,775. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of the founding airlines shall severally indemnify the Partnership and hold the Partnership harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the sale of the Partnership on June 30, 2003. The Partnership informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement. As discussed in Note 1 of the financial statements, Delta and Northwest entered bankruptcy protection in September 2005. In connection with the sale of the Partnership in 2003, Delta, Northwest and American agreed to retain the rights and obligations of all tax matters relating to tax periods prior to June 30, 2003. Because of the indemnity provision and other remedies available under the applicable agreements, the Partnership believes that amounts paid to settle this assessment will be recovered by the founding airlines and will not have an effect on the Partnership’s financial position or results of operations. However, we cannot assure you that the exercise of these rights will not be successfully challenged in bankruptcy court. As of September 30, 2005, the balance of the amounts due from the founding airlines was $3,501 based on the September 30, 2005 exchange rate.

In September 2005, the Partnership and Orbitz each filed separate complaints against the other with respect to certain disputes arising under the Partnership’s online agreement with Orbitz.  The Partnership’s complaint alleges that Orbitz accessed its computer system without authorization to obtain its seat map data in violation of the Federal Computer Fraud and Abuse Act. In addition, the Partnership’s complaint further alleges that Orbitz’s use of Galileo and ITA, competing computer reservation systems, in connection with direct connect airline segments constitutes a breach of the Partnership’s agreement with Orbitz. The Partnership is seeking injunctive relief to prevent the unauthorized accessing and use of the Partnership’s seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. The Partnership also seeks monetary damages from Orbitz in excess of $50,000 and reimbursement for its attorneys’ fees and costs.

After filing its lawsuit, the Partnership learned that Orbitz filed suit against it on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against the Partnership for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in the Partnership’s agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding the Partnership from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of the Partnership’s contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of the Partnership’s GDS through 2011), monetary damages in excess of $50, punitive damages and reimbursement for attorneys’ fees and costs.

The Partnership believes that the allegations in the Orbitz complaint are without merit and the Partnership intends to defend against this action vigorously. In addition, the Partnership believes that Orbitz’s filing of its lawsuit against it constitutes another violation of the contract between the parties, and the Partnership has instituted the dispute resolution process to resolve this issue as required by the contract. If the Partnership is unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against the Partnership is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from the Partnership’s GDS, which would have a material adverse effect on the Partnership’s business, financial condition and results of operations.

6.  Other Significant Events

On May 5, 2004, the Partnership announced that it had been informed by Expedia that it intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the announced movement of Expedia’s transactions has not yet occurred. If Expedia were to move a material portion of its transactions to other GDS providers, the Partnership’s business would be negatively and materially impacted.

On July 20, 2005, the Partnership announced a reduction in force of approximately 70 employees. The reduction was the result of improved organizational efficiency and the outsourcing of programming for certain applications. The Partnership recorded a charge of $1,050, all of which was for severance and benefits, during the three months ended September 30, 2005.  This amount is included in “Cost of Revenues” in the accompanying consolidated statements of operations.  At September 30, 2005, the remaining liability associated with this workforce reduction was $19.

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Electronic travel distribution	$222,487	$217,937	$691,926	$682,963
Information technology services	17,218	15,851	53,992	48,159
Total revenues	$239,705	$233,788	$745,918	$731,122
Operating income (loss)
Electronic travel distribution	$42,511	$33,625	$128,554	$108,316
Information technology services	(7,482)	(8,706)	(22,934)	(24,893)
Total operating income	$35,029	$24,919	$105,620	$83,423
Depreciation and amortization
Electronic travel distribution	$19,481	$21,030	$58,555	$64,256
Information technology services	5,332	4,757	17,445	12,615
Total depreciation and amortization	$24,813	$25,787	$76,000	$76,871

Our principal administrative, marketing, product development and technical operations are located in the United States. Areas of operation outside of North America include EMEA and Latin America which are primarily composed of selling and marketing functions.

The following table includes selected interim financial information for the three and nine months ended September 30, 2005 and 2004 related to our geographic areas.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Geographic areas
Total revenues
United States	$205,553	$195,356	$636,427	$619,512
Foreign	34,152	38,432	109,491	111,610
Total	$239,705	$233,788	$745,918	$731,122
Long-lived assets
United States	$787,833	$871,427	$787,833	$871,427
Foreign	31,628	29,768	31,628	29,768
Total	$819,461	$901,195	$819,461	$901,195

8.  Supplemental Guarantor/Non-Guarantor Financial Information

Concurrent with the closing of the Acquisition discussed in Note 1, the 9 5/8% Senior Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing. These domestic subsidiaries also fully and unconditionally guarantee on a senior secured basis the Floating Rate Notes. These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income (loss), and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are joint and several. The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing, the co-issuer of the 9 5/8% Senior Notes and the Floating Rate Notes, was incorporated on June 6, 2003. WS Financing does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

as of September 30, 2005

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$46,518	$3,018	$—	$49,536
Trade accounts receivable, net	132,810	1,916	—	134,726
Prepaid expenses and other current assets	17,154	1,773	—	18,927
Total current assets	196,482	6,707	—	203,189
Property and equipment, net	90,836	5,854	—	96,690
Deferred charges	12,724	14,984	—	27,708
Debt issuance costs, net	15,452	—	—	15,452
Supplier and agency relationships, net	245,568	—	—	245,568
Developed technology, net	188,674	—	—	188,674
Trade name	72,142	—	—	72,142
Goodwill	112,035	—	—	112,035
Other intangible assets, net	29,808	—	—	29,808
Investments in subsidiaries	26,430	—	(26,430)	—
Other long-term assets	20,594	10,790	—	31,384
Total assets	$1,010,745	$38,335	$(26,430)	$1,022,650

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$10,136	$6,729	$—	$16,865
Intercompany accounts payable (receivable)	34,278	(34,278)	—	—
Accrued expenses	123,056	39,561	—	162,617
Current portion of capital lease obligations	18,285	—	—	18,285
Current portion of long-term debt	4,000	—	—	4,000
Total current liabilities	189,755	12,012	—	201,767
Long-term portion of capital lease obligations	41,063	—	—	41,063
Long-term debt	678,500	—	—	678,500
Pension and postretirement benefits	61,179	(42)	—	61,137
Other long-term liabilities	9,560	(65)	—	9,495
Total liabilities	980,057	11,905	—	991,962
Commitments and contingencies
Partners’ capital	30,688	26,430	(26,430)	30,688
Total liabilities and partners’ capital	$1,010,745	$38,335	$(26,430)	$1,022,650

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

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2005

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$205,553	$34,152	$—	$239,705
Operating expenses	173,226	31,450	—	204,676
Operating income	32,327	2,702	—	35,029
Other (expense) income
Interest (expense) income, net	(15,810)	17	—	(15,793)
Income from subsidiaries	1,139	—	(1,139)	—
Other, net	445	(720)	—	(275)
Total other expense, net	(14,226)	(703)	(1,139)	(16,068)
Income before income taxes	18,101	1,999	(1,139)	18,961
Income tax expense	—	860	—	860
Net income	$18,101	$1,139	$(1,139)	$18,101

Condensed Consolidating Statements of Operations

for the Three Months Ended September 30, 2004

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$195,356	$38,432	$—	$233,788
Operating expenses	175,913	32,956	—	208,869
Operating income	19,443	5,476	—	24,919
Other (expense) income
Interest (expense) income, net	(10,114)	10	—	(10,104)
Income from subsidiaries	753	—	(753)	—
Other, net	(237)	(1,048)	—	(1,285)
Total other expense, net	(9,598)	(1,038)	(753)	(11,389)
Income before income taxes	9,845	4,438	(753)	13,530
Income tax expense	—	3,685	—	3,685
Net income	$9,845	$753	$(753)	$9,845

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2005

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$636,427	$109,491	$—	$745,918
Operating expenses	541,838	98,460	—	640,298
Operating income	94,589	11,031	—	105,620
Other (expense) income
Interest (expense) income, net	(43,783)	88	—	(43,695)
Loss on extinguishment of debt	(55,597)	—	—	(55,597)
Income from subsidiaries	6,742	—	(6,742)	—
Other, net	565	(1,060)	—	(495)
Total other expense, net	(92,073)	(972)	(6,742)	(99,787)
Income before income taxes	2,516	10,059	(6,742)	5,833
Income tax expense	—	3,317	—	3,317
Net income	$2,516	$6,742	$(6,742)	$2,516

Condensed Consolidating Statements of Operations

for the Nine Months Ended September 30, 2004

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$619,512	$111,610	$—	$731,122
Operating expenses	548,773	98,926	—	647,699
Operating income	70,739	12,684	—	83,423
Other (expense) income
Interest (expense) income, net	(30,825)	67	—	(30,758)
Income from subsidiaries	7,801	—	(7,801)	—
Other, net	(207)	(960)	—	(1,167)
Total other expense, net	(23,231)	(893)	(7,801)	(31,925)
Income before income taxes	47,508	11,791	(7,801)	51,498
Income tax (benefit) expense	(3)	3,990	—	3,987
Net income	$47,511	$7,801	$(7,801)	$47,511

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2005

(dollars in thousands)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$129,192	$(10,838)	$—	$118,354
Cash flows from investing activities:
Purchase of property and equipment	(6,926)	(2,379)	—	(9,305)
Proceeds from sale of property and equipment	102	—	—	102
Capitalized software development costs	(19)	—	—	(19)
Investment in subsidiaries	(12,265)	—	12,265	—
Net cash used in investing activities	(19,108)	(2,379)	12,265	(9,222)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,727	—	—	734,727
Principal payments on capital leases	(14,516)	—	—	(14,516)
Principal payments on debt	(125,488)	—	—	(125,488)
Repurchase old notes	(327,555)	—	—	(327,555)
Distribution to and contributions from WTI, net	(427,238)	—	—	(427,238)
Contributions to subsidiaries	—	12,265	(12,265)	—
Net cash (used in) provided by financing activities	(160,070)	12,265	(12,265)	(160,070)
Net decrease in cash and cash equivalents	(49,986)	(952)	—	(50,938)
Cash and cash equivalents at beginning of period	96,504	3,970	—	100,474
Cash and cash equivalents at end of period	$46,518	$3,018	$—	$49,536

Condensed Consolidating Statements of Cash Flows

for the Nine Months Ended September 30, 2004

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$117,094	$(5,177)	$—	$111,917
Cash flows from investing activities:
Purchase of property and equipment	(7,013)	(2,508)	—	(9,521)
Proceeds from sale of investments in other entity	5,765	—	—	5,765
Proceeds from sale of property and equipment	117	—	—	117
Capitalized software for internal use	(1,994)	—	—	(1,994)
Investments in subsidiaries	(8,545)	—	8,545	—
Net cash used in investing activities	(11,670)	(2,508)	8,545	(5,633)
Cash flows from financing activities:
Distribution to WTI, net	(4,091)	—	—	(4,091)
Principal payments on capital leases	(16,389)	—	—	(16,389)
Principal payments on debt	(54,512)	—	—	(54,512)
Contributions to subsidiaries	—	8,545	(8,545)	—
Net cash (used in) provided by financing activities	(74,992)	8,545	(8,545)	(74,992)
Net increase in cash and cash equivalents	30,432	860	—	31,292
Cash and cash equivalents at beginning of year	41,615	2,131	—	43,746
Cash and cash equivalents at end of year	$72,047	$2,991	$—	$75,038

9.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

		Successor Basis
		December 31, 2004		September 30, 2005
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8-11 years	$321,618	$50,598	$321,618	$76,050
Information technology services contracts	5-15 years	36,126	4,212	36,126	6,318
Developed technology	5-11 years	239,947	33,145	239,828	51,154
Goodwill	Indefinite	112,035	—	112,035	—
Trade name	Indefinite	72,142	—	72,142	—
		$781,868	$87,955	$781,749	$133,522

During the nine months ended September 30, 2005, the Partnership recorded a $1,500 writedown of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down to zero as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors. The writedown is included in “Developed technology amortization” in the accompanying consolidated statement of operations.

As discussed in Note 1, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection in September 2005.  In connection with the Acquisition, the Partnership recorded an intangible asset in the amount of $33,152 related to its founding airline services agreements (“FASAs”) with Delta and Northwest.  As of September 30, 2005, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $28,184.  This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets.  The services provided to Delta and Northwest under the terms of their respective FASAs include internal reservation services, development services and other support services.  The Partnership continues to provide services to the airlines in accordance with the terms of the respective FASA. The Partnership believes that these services are essential to the continued operation of the airlines. In addition, the Partnership believes that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit the airlines receive as a part of the FASAs. The Partnership does not believe that the long term value of the FASAs has changed based solely on the bankruptcy filing and any additional facts currently available to it. Given the early stage of the bankruptcy proceedings for Delta and Northwest, additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASAs and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, the Partnership also recorded additional intangible assets of approximately $321,618 related to the value of its exisiting contracts with online travel agencies, traditional travel agencies and travel suppliers. The Partnership believes to date that the Delta and Northwest bankruptcy filings alone are not expected to have a materially adverse impact on cash flows because the travel customer would be able to select another supplier if Delta and Northwest were to selectively reduce their flight capacity. Alternatively, in connection with their bankruptcy related restructuring, Delta and Northwest could pursue a GDS alternative allowing them to bypass the Worldspan GDS.  If either Delta or Nothwest were successful in bypassing the Worldspan GDS or significantly reducing their flight capacity, the Partnership’s cash flow and financial condition could be materially, adversely effected and possibly result in an impairment of the intangible asset in the future.

The Partnership recorded amortization expense for its amortized intangible assets of $14,708 and $14,953 for the three months ended September 30, 2005 and 2004, respectively, and $45,567 and $44,238 for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense for the Partnership’s intangible assets, excluding the $45,567 amortization recorded for the nine months ended September 30, 2005, is as follows:

Year Ended December 31,
Remaining in 2005	$14,708
2006	58,833
2007	58,277
2008	57,459
2009	57,185

Thereafter	217,588
$464,050

10.  Subsequent Events

In October 2005, Expedia notified the Partnership of its intention to move some portion but not all of its European transactions to another GDS provider in 2006.  Expedia’s European transactions represent approximately 3.0% of the Partnership’s total transaction volume for the nine months ended September 30, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “WTI” refer to Worldspan Technologies Inc. References to the “Company” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, of our general partnership interests and, through its wholly-owned subsidiaries, limited partnership interests. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005, as amended.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process reservations and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. Globally, we are the largest transaction processor for online travel agencies, having processed approximately 62% of all global distribution system, or GDS, online air transactions during the twelve months ended September 30, 2005. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for 32% of GDS air transactions and approximately 65% of online GDS air transactions processed during the twelve months ended September 30, 2005. During the twelve months ended September 30, 2005, we processed approximately 205 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Our relationships with four of the largest online travel agencies in the world have positioned us well to take advantage of the continuing shift to the online travel agency channel, where we have a higher market share. We believe our strong position in the online travel agency channel has allowed us to increase our airline transaction volume, despite the difficult times in the travel industry since 2001. Total transactions for the twelve months ended September 30, 2005, including airline and hospitality and destination services, were up 1.6% compared to the same period in 2004.

As a result of the market conditions and industry pressures described above, we took steps to reduce our operating expenses. We have reduced personnel cost through targeted reductions in the number of personnel and personnel related costs such as benefit plans and pension plans and increased use of offshore resources to reduce the cost of application development and travel agency support functions. We renegotiated our network, technology and communication contracts with our primary providers in the first quarter of 2004. In addition, we have pursued a strategy to move customers from Worldspan sponsored networks to third party sponsored networks. These actions have led to decreases in our network and communication expenses in both 2004 and 2005. Each of these actions has generated cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by other environmental factors such as changes in healthcare and technology costs and usage, which we are unable to predict.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 50% and 51% of our total revenues for the twelve months ended September 30, 2005 and December 31, 2004, respectively, while our top ten largest airline relationships represented an aggregate of approximately 62% and 64% of our total revenues for the twelve months ended September 30, 2005 and December 31, 2004, respectively. Our relationships with four online travel agencies, Expedia, Hotwire, Orbitz and Priceline, represented 50% of our total transactions during the twelve months ended September 30, 2005. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

In September 2005, we and Orbitz LLC (“Orbitz”) each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz.  See “Legal Proceedings.”

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. Revenues generated by Delta and Northwest were $63.5 million and $67.1 million for the three months ended September 30, 2005 and 2004, respectively, and $203.4 million and $210.1 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 26% and 29% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 27% and 29% of total revenues for the nine months ended September 30,

2005 and 2004, respectively.

The following table summarizes the amounts owed to us by Delta and Northwest as of September 30, 2005 under our two primary agreements held with these two airlines:

(dollars in thousands)	Delta	Northwest
Pre-bankruptcy petition accounts receivable	$11,274	$20,311
Post-bankruptcy petition accounts receivable	7,174	5,092
Total accounts receivable at September 30, 2005	$18,448	$25,403

Since September 30, 2005, we have received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $4.5 million and $8.7 million, respectively, related to services provided in the third quarter of 2005.  While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us. At the present time, we are not aware of an action by either Delta or Northwest to reject the two primary agreements and, accordingly, continue to operate with the two airlines under our existing commercial agreements. We believe that the GDS and IT services we provide to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. We expect that post-bankruptcy petition amounts will be collected in accordance with the terms of our current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our founding airline services agreement (“FASA”) credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right.  We intend to exercise our recoupment rights for outstanding service fees owed to us in the amount of $11.4 million for the period preceding the Delta and Northwest bankruptcies, although there is no assurance that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.  As a result, we did not record a reserve for the accounts receivable outstanding as of September 30, 2005.  However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods.

In connection with the acquisition of Worldspan, we recorded an intangible asset in the amount of $33.2 million related to our FASAs with Delta and Northwest.  As of September 30, 2005, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $28.2 million.  This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets.  The services provided to Delta and Northwest under the terms of their respective FASAs include internal reservation services, development services and other support services.  We continue to provide services to the airlines in accordance with the terms of the respective FASA. We believe that these services are essential to the continued operation of the airlines. In addition, we believe that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit the airlines receive as a part of the FASAs. We do not believe that the long term value of the FASAs has changed based solely on the bankruptcy filing and any additional facts currently available to us. Given the early stage of the bankruptcy proceedings for Delta and Northwest, additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASAs and possibly result in an impairment of the intangible asset in the future.

In connection with the acquisition, we also recorded additional intangible assets of approximately $321.6 million related to the value of our exisiting contracts with online travel agencies, traditional travel agencies and travel suppliers. We believe to date that the Delta and Northwest bankruptcy filings alone are not expected to have a materially adverse impact on cash flows because the travel customer would be able to select another supplier if Delta and Northwest were to reduce their flight capacity. Alternatively, in connection with their bankruptcy related restructuring, Delta and Northwest could pursue a GDS alternative allowing them to bypass the Worldspan GDS.  If either Delta or Northwest were successful in bypassing the Worldspan GDS or significantly reducing their flight capacity, our cash flow and financial condition could be materially, adversely effected and possibly result in an impairment of the intangible asset in the future. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us by Delta or Northwest will be challenged or unwound in the bankruptcy proceedings.

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

Financial Conditions in the Airline Industry

The downturn in the commercial airline market, together with, and resulting from, the ongoing threat of terrorist acts after September 11, 2001, war in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others are considering, or may consider, bankruptcy relief. We derive a substantial portion of our revenues from transaction fees received directly from airlines and from the sale of products and services directly to airlines. In circumstances where an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline, a rejection by the airline of some or all of our agreements with it, or loss of the revenue by other means such as an airline liquidation, all of which could have a material adverse effect on our business, financial condition and results of operations. In September 2005, Delta and Northwest entered bankruptcy protection.  See related discussion in “MD&A—Overview.”

Channel Shift

An increasing number of travel transactions are being made online. During the twelve months ended September 30, 2005, airline transactions generated through online travel agencies accounted for approximately 33% of all airline transactions in the United States processed by a GDS, up from approximately 31% in 2004, approximately 28% in 2003 and approximately 23% in 2002. Between 2002 and 2004, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 15.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to other GDS providers, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

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

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. For example, Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the announced movement of Expedia’s transactions has not occurred and, at this time, we cannot forecast the timing or magnitude of any such movement on our financial position or results of operations. In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006.  See “Subsequent Events” for further discussion.  In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of September 30, 2005 was $25.3 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with the other GDS provider, we will further assess the impact, if any, on our overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Cendant Corporation recently acquired Orbitz. Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights.  Also, in September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz.  See “Legal Proceedings.”

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $87.5 million to each of Delta and Northwest as of September 30, 2005, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods. See “Liquidity and Capital Resources” for further information on the FASA credits. At this time we cannot predict how the Delta and Northwest bankruptcies may affect the FASAs. The rejection of those agreements in bankruptcy by one or both airlines could have a material adverse effect on our business, financial condition and results of operations. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. We intend to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.

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

There have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies during the nine months ended September 30, 2005. Our critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

Results of Operations

The following table shows information derived from our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 expressed as a percentage of revenues for the periods presented.

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Revenues:
Electronic travel distribution	92.8%	93.2%	92.8%	93.4%
Information technology services	7.2	6.8	7.2	6.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	68.6	70.5	68.5	69.5
Developed technology amortization	2.3	2.4	2.4	2.3
Total cost of revenues	70.9	72.9	70.9	71.8
Selling, general and administrative expenses	10.6	12.5	11.2	13.1
Amortization of intangible assets	3.9	3.9	3.7	3.7
Total operating expenses	85.4	89.3	85.8	88.6
Operating income	14.6	10.7	14.2	11.4
Total other expense, net	(6.7)	(4.9)	(13.4)	(4.4)
Income before provision for income taxes	7.9	5.8	0.8	7.0

Income tax expense	0.4	1.6	0.4	0.5
Net income	7.5%	4.2%	0.4%	6.5%

The following table shows total transactions using the Worldspan GDS for the three and nine months ended September 30, 2005 and 2004. The historical transaction data set forth below reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies on a monthly basis and reclassify them as appropriate.

Worldspan Transaction Summary
(in millions)

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Change
Traditional	23.4	24.5	(4.5)%	76.1	79.7	(4.5)%
Online	27.0	26.0	3.8%	84.1	78.2	7.5%
Total transactions	50.4	50.5	(0.2)%	160.2	157.9	1.5%

Worldspan Revenue Summary
(in millions)

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Change
Electronic travel distribution	$222.5	$217.9	2.1%	$691.9	$683.0	1.3%
Information technology services	17.2	15.9	8.2%	54.0	48.1	12.3%
Total revenue	$239.7	$233.8	2.5%	$745.9	$731.1	2.0%

Worldspan Average Revenue per Transaction

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Change
Revenue per transaction	$4.41	$4.32	2.1%	$4.32	$4.33	(0.2)%

Comparison of Three Months Ended September, 30, 2005 and September 30, 2004

Revenues

Total revenues increased $5.9 million or 2.5% to $239.7 million from $233.8 million for the three months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to higher average fees per transaction and an increase in subscription-based technology services when compared to the same period in the prior year.

Electronic travel distribution revenues increased $4.6 million or 2.1% to $222.5 million from $217.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase in revenues was attributable to a 2.1% increase in the average fee per transaction coupled with a 1.0 million or 3.8% increase in transactions generated from the online channel.  The increase in online transaction volume was offset by a 1.1 million or 4.5% decrease in transactions generated from the traditional channel during the period. The increase in the average fee per transaction when compared to the same period in the prior year is primarily driven by rate increases that went into effect during the first quarter of 2005.

Information technology services revenues increased $1.3 million or 8.2% to $17.2 million from $15.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to a $2.0 million increase in revenue associated with products and services we sell to airlines, which include Rapid Reprice and Electronic Ticketing.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization decreased $0.2 million or 0.1% to $164.6 million from $164.8 million for the three months ended September 30, 2005 and 2004, respectively. This $0.2 million decrease was primarily attributable to lower network and communications costs and employee costs, partially offset by higher inducements and outside services. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 68.6% for the three months ended September 30, 2005 compared to 70.5% for the three months ended September 30, 2004.

Cost of electronic travel distribution revenues excluding developed technology amortization decreased $0.2 million or 0.1% to $143.5 million from $143.7 million for the three months ended September 30, 2005 and 2004, respectively. Cost of electronic distribution revenues excluding developed technology amortization decreased as a percentage of total electronic travel distribution revenue to 64.5% from 65.9% for the three months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to a $5.8 million decline in network and communication costs and a $2.0 million decrease in employee and employee-related costs that was partially offset by a $9.3 million increase in inducements paid to travel agencies and a $2.8 million increase in outsourcing costs. Network and communication costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks as well as the migration of supplier connections to less expensive IP-based solutions.  Employee related costs declined from the prior year due to lower headcount as a result of improved organizational effectiveness and efficiency and a workforce reduction that was implemented in July 2005.  This decrease was partially offset by an increase in outsourcing costs as programming for certain applications and certain travel agency support functions are now performed by third-party vendors.  Inducements increased as a result of an 11.8% increase in the average inducement rate per transaction.  In addition, online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions, increased from the prior year.  This increase was partially offset by lower transactions generated in the traditional channel.

Cost of information technology services revenues excluding developed technology amortization was $21.1 million  for the three months ended September 30, 2005 and 2004. Cost of information technology services revenues excluding developed technology amortization was 122.7% of information technology services revenue for the three months ended September 30, 2005 as compared to 132.7% for the three months ended September 30, 2004.  The  decreased percentage is due primarily to higher revenue on unchanged costs from the prior year.

Developed Technology Amortization

Developed technology amortization (“DTA”) decreased $0.1 million or 1.8% to $5.4 million from $5.5 million for the three months ended September 30, 2005 and 2004, respectively. DTA was 2.3% of total revenues for the three months ended September 30, 2005 as compared to 2.4% for the three months ended September 30, 2004

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million or 13.6% to $25.4 million from $29.4 million for the three months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to a $2.0 million decrease in bad debt expense as a result of the full recovery of an outstanding customer balance as well as a decline in employee costs related to lower headcount from the prior year as a result of our restructuring efforts.  As a percentage of total revenue, selling, general and administrative expenses declined to 10.6% in the three months ended September 30, 2005 from 12.5% in the prior year. Excluding the reduction in bad debt expense, selling, general and administrative expenses were 11.4% of total revenue for the three months ended September 30, 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.2 million or 2.2% to $9.3 million from $9.1 million for the three months ended September 30, 2005 and 2004, respectively.  As a percentage of total revenue, amortization of intangible assets was 3.9% for the three months ended September 30, 2005 and 2004. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to remain constant.

Operating Income

Operating income increased $10.1 million or 40.6% to $35.0 million from $24.9 million for the three months ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, operating income increased to 14.6% from 10.7% for the three months ended September 30, 2005 and 2004, respectively. The increase is primarily due to an increase in revenue of $5.9 million or 2.5% and a decrease in operating expenses of $4.2 million or 2.0%.

Net Interest Expense

Net interest expense increased $5.7 million or 56.4% to $15.8 million from $10.1 million for the three months ended September 30, 2005 and 2004, respectively. The increase in net interest expense was primarily related to the increase in debt outstanding that was issued in connection with the Refinancing Transactions (as defined below under the heading “—Liquidity and Capital Resources–Senior Notes”) in February 2005. On April 29, 2005, we filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the Floating Rate Notes for substantially identical notes that will have been registered with the SEC.  The Form S-4 became effective on October 25, 2005. The Floating Rate Notes agreement required that the Form S-4 be declared effective within 180 days of the closing of the offering or August 10, 2005. Liquidated damages in the form of an increase in the interest rate of the Floating Rate Notes accrued from August 11, 2005 until the Form S-4 became effective on October 25, 2005. As of September 30, 2005, we had accrued approximately $0.1 million for the liquidated damages and will incur additional interest expense in the fourth quarter of $0.05 million. No additional liquidated damages will accrue after October 24, 2005.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions decreased $2.8 million to $0.9 million from $3.7 million for the three months ended September 30, 2005 and 2004, respectively. The decrease relates to an increase in the taxable income of our foreign subsidiaries during the three months ended September 30, 2004 resulting from revisions of various tax planning strategies in the prior year.

Net Income

Net income increased $8.3 million or 84.7% to $18.1 million from $9.8 million for the three months ended September 30, 2005 and 2004, respectively.  The increase was primarily due to improved operating income.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

Total revenues increased $14.8 million or 2.0% to $745.9 million from $731.1 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was attributable to an increase in the total volume of transactions processed and an increase in subscription-based technology services when compared to the same period in the prior year. This increase was partially offset by lower average fees per transaction and a decrease in the volume of transactions processed in the traditional channel during the period.

Electronic travel distribution revenues increased $8.9 million or 1.3% to $691.9 million from $683.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in revenues was attributable to a 5.9 million, or 7.5%, increase in transactions generated from the online channel during the period.  This increase was partially offset by a 0.2% decline in the average fee per transaction and a 3.6 million or 4.5% decrease in transactions generated from the traditional channel during the period.

Information technology services revenues increased $5.9 million or 12.3% to $54.0 million from $48.1 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to a $6.0 million increase in revenue associated with products and services we sell to airlines, which include Rapid Reprice, Fares and Pricing and Electronic Ticketing.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization increased $2.9 million or 0.6% to $511.2 million from $508.3 million for the nine months ended September 30, 2005 and 2004, respectively. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 68.5% for the nine months ended September 30, 2005 compared to 69.5% for the nine months ended September 30, 2004. The $2.9 million increase was primarily driven by higher inducements paid to travel agencies and outside services, partially offset by lower network and communication costs and employee costs.

Cost of electronic travel distribution revenues excluding developed technology amortization increased $2.9 million or 0.7% to $447.0 million from $444.1 million for the nine months ended September 30, 2005 and 2004, respectively. Cost of electronic distribution revenues excluding developed technology amortization as a percentage of total electronic travel distribution revenue decreased to 64.6% for the nine months ended September 30, 2005 compared to 65.0% for the nine months ended September 30, 2004. The $2.9 million increase was primarily attributable to a $32.4 million increase in inducements paid to travel agencies and a $7.3 million increase in outsourcing costs, partially offset by a $16.7 million decrease in network and communication costs and a $6.9 million decrease in employee and employee-related costs  Inducements increased as a result of a 10.8% increase in the average inducement rate per transaction.  In addition, online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions, increased from the prior year.  This increase was partially offset by lower transactions generated in the traditional channel.  Outsourcing costs increased due to an increase in outsourcing costs as programming for certain applications and certain travel agency support functions are now performed by third-party vendors.  This was partially offset by lower employee related costs which declined from the prior year due to lower headcount as a result of improved organizational effectiveness and efficiency and a workforce reduction that was implemented in 2005.  Network and communication costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks, the migration of supplier connections to less expensive IP-based connections and the renegotiation of our network and communication contracts with our primary vendors in the first quarter of 2004.

Cost of information technology services revenues excluding developed technology amortization was $64.2 million for the nine months ended September 30, 2005 and 2004.  As a percentage of information technology services revenue, cost of information technology services revenues excluding developed technology amortization decreased to 118.9%  from 133.2% for the nine months ending September 30, 2005 and 2004, respectively, due to higher revenues.

Developed Technology Amortization

Developed technology amortization increased $1.5 million or 9.1% to $18.0 million from $16.5 million for the nine months ended September 30, 2005 and 2004, respectively. DTA was 2.4% of total revenues for the nine months ended September 30, 2005 as compared to 2.3% for the nine months ended September 30, 2004. The $1.5 million increase was primarily the result of the writedown in the second quarter of 2005 of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.8 million or 12.4% to $83.6 million from $95.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to a $3.6 million decrease in bad debt expense as a result of a settlement received on an outstanding customer balance as well as a decline in employee costs related to lower headcount from the prior year as a result our restructuring activities. A portion of the settlement agreement with the customer was received during the second quarter of 2005 while the remainder of the settlement was fully recovered in the third quarter of 2005. As a percentage of total revenue, selling, general and administrative expenses declined to 11.2% from 13.1% in the prior year. Excluding the reduction in bad debt expense, selling, general and administrative expenses were 11.7% of total revenue.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.2 million or 0.7% to $27.6 million from $27.4 million for the nine months ended September 30, 2005 and 2004, respectively.  As a percentage of total revenue, amortization of intangible assets was 3.7% for the nine months ended September 30, 2005 and 2004. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to remain constant.

Operating Income

Operating income increased $22.2 million or 26.6% to $105.6 million from $83.4 million for the nine months ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, operating income increased to 14.2% from 11.4% for the nine months ended September 30, 2005 and 2004, respectively. The increase is due primarily to a $14.8 million or 2.0% increase in total revenue and a decrease in operating expenses of $7.4 million or 1.1%.

Net Interest Expense

Net interest expense increased $12.9 million or 41.9% to $43.7 million from $30.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in net interest expense was primarily related to the increase in debt outstanding that was issued in connection with the Refinancing Transactions (as defined below under the heading “—Liquidity and Capital Resources–Senior Notes”) in February 2005. On April 29, 2005, we filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the Floating Rate Notes for substantially identical notes that will have been registered with the SEC.  The Form S-4 became effective on October 25, 2005. The Floating Rate Notes agreement required that the Form S-4 be declared effective within 180 days of the closing of the offering or August 10, 2005. Liquidated damages in the form of an increase in the interest rate of the Floating Rate Notes accrued from August 11, 2005 until the Form S-4 became effective on October 25, 2005. As of September 30, 2005, we had accrued approximately $0.1 million for the liquidated damages and will incur additional interest expense in the fourth quarter of $0.05 million. No additional liquidated damages will accrue after October 24, 2005.

Net Other Expense

Net other expense increased $67.9 million to $99.8 million from $31.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to a $55.6 million loss on extinguishment of debt and a $12.9 million increase in net interest expense, both related to the debt issued in connection with the Refinancing Transactions in February 2005.

Income Tax Expense

Income tax expense decreased $0.7 million to $3.3 million from $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease relates to a decrease in the taxable income of our foreign subsidiaries in the current year resulting from revisions of various tax planning strategies in the first quarter of 2005.

Net (Loss)/Income

Net income decreased $45.0 million or 94.7% to $2.5 million from income of $47.5 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a $55.6 million loss on the extinguishment of debt associated with the Refinancing Transactions and a $12.9 million increase in interest expense associated with the increased debt outstanding that was issued in connection with the Refinancing Transactions, partially offset by improved operating income.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations, borrowings under capital lease obligations and borrowings under our new senior credit facility (as defined below). Our principal uses of cash will be to fund our planned operating expenditures which include operating expenses, capital expenditures, investments in our current as well as future products and offerings, interest payments on our debt and any mandatory or discretionary principal payments of our debt. Based on our current level of operations, we believe that our cash flow from operations, available cash of $49.5 million and available borrowings under our new senior credit facility will be adequate to meet our future liquidity needs for the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. Risk factors that could possibly affect the ability of our internally generated funds include, among other things:

•                  reduced sales due to declines in transaction volumes or movement of transactions to another GDS,

•                  acts of global terrorism,

•                  bankruptcy filings of any of the airlines that comprise a significant portion of our revenues.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. Revenues generated by Delta and Northwest were $63.5 million and $67.1 million for the three months ended September 30, 2005 and 2004, respectively, and $203.4 million and $210.1 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts, included in the electronic travel distribution segment and the information technology services segment, represented approximately 26% and 29% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 27% and 29% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

The following table summarizes the amounts owed to us by Delta and Northwest as of September 30, 2005 under our two primary agreements held with these two airlines:

(dollars in thousands)	Delta	Northwest
Pre-bankruptcy petition accounts receivable	$11,274	$20,311
Post-bankruptcy petition accounts receivable	7,174	5,092
Total accounts receivable at September 30, 2005	$18,448	$25,403

Since September 30, 2005, we have received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $4.5 million and $8.7 million, respectively, related to services provided in the third quarter of 2005.  While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us. At the present time, we are not aware of an action by either Delta or Northwest to reject the two primary agreements and, accordingly, continue to operate with the two airlines under our existing commercial agreements. We believe that the GDS and IT services we provide to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. We expect that post-bankruptcy petition amounts will be collected in accordance with the terms of our current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right.  We intend to exercise our recoupment rights for outstanding service fees owed to us in the amount of $11.4 million for the period preceding the Delta and Northwest bankruptcies, although there is no assurance that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.  As a result, we did not record a reserve for the accounts receivable outstanding as of September 30, 2005.  However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us by Delta or Northwest will be challenged or unwound in the bankruptcy proceedings.

Given the early stage of the bankruptcy proceedings, it is not possible for us to determine the long term impacts of the Delta and Northwest bankruptcies at this time. We continue to provide services to and receive payments from both Delta and Northwest in accordance with our various commercial agreements. Actions taken in the future by the airlines in the bankruptcy proceedings, such as the rejection of the Participating Carrier Agreements (“PCA”), which represent 82% of total revenue generated by Delta and Northwest for the nine months ended September 30, 2005, would have a material, adverse impact on our financial condition and cash flows. There can be no assurance that our cash flow from operations and borrowings available under our senior credit facility would be adequate to meet our future liquidity needs without additional capital.  Such capital may or may not be available to us.

For a more complete discussion of risk factors that might affect the availability of our internally generated funds, see “Risk Factors” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2004, as amended.

At September 30, 2005, we had cash and cash equivalents of $49.5 million and working capital of $1.4 million as compared to $75.0 million in cash and cash equivalents and working capital of $21.1 million at September 30, 2004. The $25.5 million decrease in cash and cash equivalents was primarily the result of $68.0 million in principal payments made on the new senior credit facility during 2005, partially offset by higher cash flows from operations. We may also continue to use cash flows from operations to retire debt as appropriate, based on market conditions and our desired liquidity and capital structure.  The $19.7 million decrease in working capital was primarily the result of the decrease in cash and an increase in accounts payable, partially offset by a decrease to the current portion of long-term debt.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $118.4 million and $111.9 million for the nine months ended September 30, 2005 and 2004, respectively. The $6.5 million increase in cash provided by operating activities during the first nine months of 2005 as compared to the first nine months of 2004 primarily resulted from an increase in net income, excluding loss on extinguishment of debt, of $10.6 million, partially offset by a $2.1 million decline in changes in operating assets and liabilities.

We used cash for investing activities of approximately $9.2 million and $5.6 million in the nine months ended September 30, 2005 and 2004, respectively. The $3.6 million increase in cash used for investing activities during the first nine months of 2005 as compared to the first nine months of 2004 primarily resulted from proceeds realized in the prior year on the sale of an investment, partially offset by a decrease in capitalized software for internal use and capital expenditures. The decline in capital expenditures during 2005 as compared to 2004 primarily resulted from decreased purchases of agency equipment.

We used cash for financing activities of approximately $160.1 million and $75.0 million in the nine months ended September 30, 2005 and 2004, respectively. The $85.1 million increase in cash used for financing activities during the first nine months of 2005 as compared to the first nine months of 2004 primarily resulted from the Refinancing Transactions in February 2005. To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee (as defined below under the heading “— Use of Proceeds”), we distributed $375.7 million and $8.6 million, respectively, to WTI. In addition, WTI redeemed the Delta subordinated note in January 2005 and we distributed $36.1 million to WTI to finance this transaction.

Senior Credit Facility

In June 2003, we entered into a senior credit facility, referred to herein as our “old senior credit facility,” with a syndicate of financial institutions as lenders. In February 2005, we entered into a new credit agreement that made available a new senior credit facility, referred to herein as our “new senior credit facility,” with a syndicate of financial institutions as lenders, consisting of a revolving credit facility of $40.0 million and a term loan facility (the “New Term Loan”) of $450.0 million, and extinguished and terminated all obligations then existing under the old senior credit facility. The old senior credit facility provided for aggregate borrowings by us of up to $175.0 million, consisting of:

•                  a four-year revolving credit facility of up to $50.0 million in revolving credit loans and letters of credit which was available until June 30, 2007, and

•                  a four-year term loan facility of $125.0 million which would have matured on June 30, 2007.

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

Our borrowings under the new senior credit facility will be subject to quarterly interest payments with respect to loans bearing interest at the base rate described below or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described below and bear interest at a rate which, at our option, can be either:

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

For the remaining three months of 2005, assuming mandatory scheduled payments only and using a LIBOR rate of 4.07% we expect the cash principal and interest payments related to the $450.0 million borrowed under the New Term Loan to be $1.0 million and approximately $6.5 million, respectively. The actual amounts to be paid for cash principal and interest during the remainder of 2005 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any discretionary payments that we may elect to make during the remainder of the year.

The old senior credit facility required us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. Our new senior credit facility also requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the old senior credit facility contained, and our new senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of September 30, 2005, we believe we were in compliance with the applicable covenants.

Senior Notes

On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011, referred to herein as the “9 5/8% Senior Notes.” Interest on the 9 5/8% Senior Notes accrues at 9 5/8% per annum. As part of our issuance of $300.0 million in aggregate principal amount of Senior Second Lien Secured Floating Rate Notes due 2011, referred to herein as the “Floating Rate Notes,” and the refinancing of our old senior credit facility with our $490.0 million new senior credit facility (collectively, the “Refinancing Transactions”), in February 2005 we consummated a tender offer for and consent solicitation relating to our 9 5/8% Senior Notes. As a result of this tender offer and consent solicitation, we repurchased more than 99 1/2% of the total aggregate principal amount of $280.0 million of 9 5/8% Senior Notes previously outstanding, received the requisite consents from the holders of the 9 5/8% Senior Notes with respect to the consent solicitation and executed a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions in the indenture governing the remaining outstanding 9 5/8% Senior Notes. The supplemental indenture became effective on February 11, 2005 upon our acceptance for payment of a majority in principal amount of the outstanding 9 5/8% Senior Notes tendered.

On February 11, 2005, we issued $300.0 million in aggregate principal amount of Floating Rate Notes, secured on a second priority basis by substantially all of our assets, the assets of WS Financing Corp. (“WS Financing”) and those of our guarantor subsidiaries. Interest on the Floating Rate Notes accrues at a rate equal to three-month LIBOR, which will be reset quarterly, plus 6.25%.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%. As of September 30, 2005, the fair value of the interest rate swap was recorded as an asset in the amount of $1.8 million.

We cannot redeem the remaining 9 5/8% Senior Notes before June 15, 2007. There is currently $0.5 million aggregate principal amount of 9 5/8% Senior Notes outstanding.

The 9 5/8% Senior Notes are unsecured senior obligations, are equal in right of payment to all of our existing and future unsecured senior debt, and are senior in right of payment to all of our future subordinated debt. The Floating Rate Notes are secured on a second priority basis by substantially all of our assets, the assets of WS Financing and those of our guarantor subsidiaries. Each of the 9 5/8% Senior Notes and the Floating Rate Notes are guaranteed by each subsidiary guarantor (as defined in the indenture governing the 9 5/8% Senior Notes or the Floating Rate Notes, as applicable).

If we experience a change of control (as defined in the indenture governing the 9 5/8% Senior Notes or the Floating Rate Notes, as applicable), each holder of 9 5/8% Senior Notes and Floating Rate Notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

The indenture governing the 9 5/8% Senior Notes contained, and the indenture governing the Floating Rate Notes contains certain covenants that among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of September 30, 2005, we believe we were in compliance with the applicable covenants. The indenture governing the 9 5/8% Senior Notes prohibited, and the indenture governing the Floating Rate Notes prohibits, certain restrictions on distributions from certain subsidiaries.

Use of Proceeds

The net proceeds to us from the sale of the Floating Rate Notes and the closing of the new senior credit facility, along with available cash, were used to (i)(a) repay approximately $58.0 million due under the old senior credit facility, and (b) terminate all commitments then outstanding under the old senior credit facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of our’s and WS Financing’s outstanding 9 5/8% Senior Notes of which $279.5 million of 9 5/8% Senior Notes were validly tendered prior to the consent date (more than 99 1/2% of the total aggregate principal amount of $280.0 million of 9 5/8% Senior Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the 9 5/8% Senior Notes, for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the cash tender offer plus, accrued and unpaid interest on the 9 5/8% Senior Notes, for an aggregate total purchase price of  $331.4 million and accept for purchase and pay for additional 9 5/8% Senior Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the cash tender offer for an aggregate purchase price of $0.2 million, (iii) redeem 100% of the outstanding WTI Preferred Stock, at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375.7 million, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

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

Also in connection with the Refinancing Transactions, on February 16, 2005, we entered into an amendment to our Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7.7 million payable on or before December 15, 2005.  We paid $3.9 million of this prepayment to WTI during the third quarter of 2005. We expect to pay the remaining balance of the prepayment by December 15, 2005.

Capital Lease Obligations

We lease equipment and software under capital lease obligations. As of September 30, 2005, our obligations under capital leases totaled $59.3 million. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.0% to 12.0% depending on the asset being leased.

Subordinated Notes

As part of the Acquisition, WTI issued to American Airlines and Delta subordinated seller notes, referred to herein as the “subordinated seller notes,” in the original principal amounts of $39.0 million and $45.0 million, respectively, which were scheduled to mature on July 31, 2012. In March 2004, affiliates of CVC acquired from American Airlines the $39.0 million subordinated seller note originally issued to American Airlines, together with the right to receive all accrued and unpaid interest thereon. Thereafter, pursuant to the terms of the subordinated seller note, WTI paid cash interest to these affiliates of CVC in the aggregate amount of approximately $2.0 million and was obligated to issue additional notes to such affiliates in lieu of cash interest in the aggregate principal amount of $2.9 million, in each case, for the year ended 2004. In January 2005, WTI redeemed the Delta subordinated note, along with all additional notes issued or issuable in lieu of cash interest payments, for an aggregate payment of $36.1 million. As a result of this redemption, the Delta subordinated seller note was cancelled. In February 2005, in connection with the Refinancing Transactions, WTI issued $43.6 million aggregate principal amount of its new Subordinated Notes due 2013, referred to here in as the “holding company notes”, to two affiliates of CVC, CVC Capital Funding, LLC and Citicorp Mezzanine III, L.P. (“CMIII” and together with CVC Capital, the “Funds”) and paid $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund’s interest in the remaining American subordinated seller note.

The holding company notes and subordinated seller notes are not our direct debt obligations. As long as we are not in default under the new senior credit facility, we expect to be permitted to disburse funds to WTI sufficient to pay cash interest of up to 12% for the holding company notes. Under the old senior credit facility, we were permitted to disburse funds to WTI sufficient to pay the 5% cash interest component of the seller subordinated notes. During the nine months ended September 30, 2005 and 2004, we distributed $2.1 million and $2.2 million, respectively, to WTI for this purpose. The holding company notes are, and the subordinated seller notes were, unsecured obligations of WTI contractually and structurally subordinated to our Floating Rate Notes and our new senior credit facility, or our 9 5/8% Senior Notes and our old senior credit facility, as applicable, and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American Airlines bore interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bore interest at an annual rate equal to 10.0%.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of $87.5 million to each of Delta and Northwest as of September 30, 2005, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits to Delta on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA constitutes an event of default under our new senior credit facility. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial nine year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our 9 5/8% Senior Notes and the Floating Rate Notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. See discussion of the Delta and Northwest bankruptcies under “MD&A – Overview.” Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes, will be entitled to receive payments in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the nine-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. We intend to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indentures governing our 9 5/8% Senior Notes and the Floating Rate Notes, we are specifically permitted to make these tax distributions.

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

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $10.0 million for the nine months ended September 30, 2005, a decrease of $23.9 million from capital expenditures of $33.9 million for the nine months ended September 30, 2004. We have estimated approximately $15.0 million for capital expenditures in 2005, which relates to normal growth in capacity requirements and routine replacement of older equipment.

Off-Balance Sheet Arrangements

At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine months ended September 30, 2005.

Subsequent Events

In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006.  Expedia’s European transactions represent approximately 3.0% of our total transaction volume for the nine months ended September 30, 2005.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the nine months ended September 30, 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from September 30, 2005 levels.

Interest Rate Market Risk

Our old senior credit facility was, and our new senior credit facility is, variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2005, we had variable rate debt of approximately $682.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $6.8 million. Under the terms of our old senior credit facility, we were required to have at least 50% of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%. As of September 30, 2005, the fair value of the interest rate swap was recorded as an asset in the amount of $1.8 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we reviewed our internal controls and based upon that review determined that certain changes were necessary to improve our internal controls over financial reporting. As previously reported in our Form 10-K for the year ended December 31, 2004 (filed March 28, 2005), as amended,  Form 10-Q for the first quarter ended March 31, 2005 (filed May 16, 2005), as amended, and Form 10-Q  for the second quarter ended June 30, 2005 (filed August 10, 2005), certain deficiencies identified in the fourth quarter of 2004 involved the absence of a control to insure completeness of the transfer of information between our processing and billing systems. We improved our internal controls by implementing a monthly review and analysis of the nature of rejected items to insure that the system classification of these items as non-billable was appropriate. The management review procedure described above specifically addressing this transfer issue is now in place.  Specifically, we have reviewed over 99% of the transactions previously excluded from the transfer from the processing system to the billing system for the period April 20, 2005 through June 30, 2005 and found no transactions that were incorrectly rejected.  This procedure was completed in the third quarter of 2005 and resulted in no transactions that were incorrectly rejected.

We previously reported,  in our Form 10-K for the year ended December 31, 2004 (filed March 28, 2005), as amended, Form 10-Q for the first quarter ended March 31, 2005 (filed May 16, 2005), as amended, and Form 10-Q  for the second quarter ended June 30, 2005 (filed August 10, 2005), on insufficient resources in our finance department. Corrective controls have been implemented, including the active recruitment and placement of additional experienced financial personnel. The hiring plan instituted by our Chief Financial Officer has been substantially completed with the addition of nine new hires in the finance department.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2003, we received multiple assessments totaling €39.5 million from the tax authorities of Greece relating to tax years 1993-2002. Pursuant to a formal tax amnesty program with the Greek authorities, we recently reached a settlement of the outstanding assessments in an amount of approximately of €7.8 million. The purchase agreement between our founding airlines and us provides that each of our founding airlines will severally indemnify us on a net after-tax basis from and against any of our taxes related to periods prior to the Acquisition. Because of this indemnity and other remedies available to us under the applicable agreements, we believe that the settlement payments made by us to the Greek authorities will be recovered from our founding airlines and will not have a material impact upon our business, financial condition or results of operations. However, we cannot assure you that the exercise of these rights will not be successfully challenged in bankruptcy court. As of September 30, 2005, the balance of the amounts due from the founding airlines was $3.5 million based on the September 30, 2005 exchange rate.

On September 19, 2005, we filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division. Orbitz is one of our largest online travel agency customers and represented approximately 9% of our transaction volume for the nine month period ended Sepetember 30, 2005. Our complaint alleges that Orbitz accessed our computer system without authorization to obtain our seat map data in violation of the Federal Computer Fraud and Abuse Act. In addition, our complaint further alleges that Orbitz’s use of Galileo and ITA, competing computer reservation systems, in connection with direct connect airline segments constitutes a breach of our agreement with Orbitz. We are seeking injunctive relief to prevent the unauthorized accessing and use of our seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. We also seek monetary damages from Orbitz in excess of $50.0 million and reimbursement for our attorneys’ fees and costs.

After filing our lawsuit, we learned that Orbitz filed suit against us on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against us for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in our agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding Worldspan from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of our contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of our GDS through 2011), monetary damages in excess of $0.05 million, punitive damages and reimbursement for attorneys’ fees and costs. We believe that the allegations in the Orbitz complaint are without merit and we intend to defend against this action vigorously. In addition, we believe that Orbitz’s filing of its lawsuit against us constitutes another violation of the contract between the parties, and we have instituted the dispute resolution process to resolve this issue as required by the contract. If we are unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS, which would have a material adverse effect on our business, financial condition and results of operations.

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

WORLDSPAN, L.P.

November 7, 2005		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
and Director
(principal executive officer)

November 7, 2005		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)