Form 10-K
period 2005-12-31
WORLDSPAN L P
filed 2006-03-03
CIK 1260167

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐       Accelerated Filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

None of the Registrant’s common stock is held by non-affiliates of the Registrant.

As of March 1, 2006, the number of outstanding shares of the Registrant’s parent’s Class A Common Stock was 83,067,548, and the number of outstanding shares of the Registrant’s parent’s Class B Common Stock was 11,000,000.

WORLDSPAN, L.P.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Forward-Looking Statements

Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; airlines altering their content or changing the pricing of such content; or other changes within, or that may affect, the travel industry or the Company. We may not succeed in addressing these and other risks.

For a discussion of these and other factors affecting our business, see the section captioned “ITEM 1A. Risk Factors.”

ITEM 1.   BUSINESS

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. Globally, we are the largest transaction processor for online travel agencies, having processed approximately 61% of all global distribution system, or GDS, online air transactions during the twelve months ended December 31, 2005. Since 2000, our total online travel agency transactions have increased from 33.3 million transactions to 106.4 million transactions in 2005 for a compound annual growth rate of approximately 26%, with growth of approximately 5% from 2004 to 2005. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, having processed approximately 32% of all GDS air transactions during the twelve months ended December 31, 2005. In 2005, in the United States we processed approximately 64% of online airline transactions and nearly all non-GDS owned online travel agency airline transactions processed by a GDS. We provide traditional travel agencies, online travel agencies, and corporate travel departments (“subscribers”) with real-time access to schedule, price, availability and other travel information and the ability to process booking transactions and issue tickets for the products and services of approximately 800 airlines, hotels, car rental companies, tour companies and cruise lines (“travel suppliers”) throughout the world. During the year ended December 31, 2005, we processed approximately 203 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 92% and 8%, respectively, of our revenues in the year ended December 31, 2005. Our electronic travel distribution revenues are generally derived from travel suppliers paying us a fee per transaction processed, as well as fees for other products. Under this model, each time a travel agency processes a reservation for a travel supplier through us, the travel supplier pays us a fee based on the number of transactions involved in the booking. We record and charge one transaction fee for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction fee for each car rental, hotel, cruise or tour company reservation, regardless of the length of time associated with the booking. The price of travel (airline ticket, car rental or hotel stay) does not impact the transaction fee that we receive. In addition to transaction fees, we derive a small portion of our electronic travel distribution revenues from access fees paid by travel agencies for the use of our services, which are typically discounted or waived if the travel agency generates a specified number of transactions through us over a specified period of time. As an incentive for travel agencies to use us, we typically pay volume-based inducements to travel agencies. We also generate revenues from information technology services that we provide to various travel suppliers. As part of this business, we operate, maintain, develop and host the internal reservation and other systems for Delta Air Lines (“Delta”) and Northwest Airlines (“Northwest”).

We have executed an alternative strategy with regard to the online travel agency channel. Unlike our primary competitors, we do not own an online travel agency that competes with travel suppliers or travel agencies. Instead, we have developed strategic relationships with online travel agencies to provide them with transaction processing, mission-critical technology and services, and access to our aggregated travel information, which enable online travel agencies to operate effectively and efficiently. As a result of this strategy, we have entered into long-term contracts with many of the largest online travel agencies in the world.

We were founded in 1990 by Delta, Northwest and Trans World Airlines (“TWA”). Affiliates of these three airlines (and later American Airlines, following its acquisition of TWA’s assets) held ownership stakes in us from our formation until June 2003. We refer to American Airlines, Delta and Northwest in this report as our founding airlines. On June 30, 2003, Worldspan Technologies Inc., or WTI (formerly named Travel Transaction Processing Corporation), acquired 100% of our outstanding partnership interests from affiliates of our founding airlines for an aggregate consideration of $901.5 million and agreed to provide credits to Delta and Northwest totaling up to $250.0 million structured over nine years in exchange for the agreement of those airlines to continue using us for information technology services.

GDS Industry

The GDS industry is a core component of the worldwide travel industry and is organized around two major sets of customers: travel suppliers and travel agencies. Suppliers of travel and travel-related products and services utilize GDSs as a means of selling tickets and generating sales. As compensation for performing these services, the GDS generally charges the travel supplier a fee for every transaction it processes. Travel agencies and corporate travel departments utilize GDSs to search schedule, price, availability and other travel information and to process transactions on behalf of consumers. GDSs provide travel agencies and corporate travel departments with a single, expansive source of travel information, allowing them to search and process tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Although travel agencies and corporate travel departments initiate and complete the transactions, it is the travel supplier that generally pays the transaction fee to the GDS. In addition, in order to gain and maintain relationships with travel agencies and corporate travel departments, GDSs have traditionally provided volume-based inducements and other economic incentives to travel agencies and corporate travel departments. Travel agencies may also pay fees for the use of hardware and software provided by the GDS, which may be discounted or waived if the travel agency generates a specified number of transactions through the GDS over a specified period of time.

In recent years, the travel industry has been marked by the emergence and growth of the Internet as a travel distribution channel. The growth in use of the Internet has led to the establishment of online travel agencies that provide a link between the consumer and the travel supplier, typically through a GDS. In 2005, airline transactions generated through online travel agencies accounted for approximately 34% of all airline transactions in the United States processed by a GDS, up from approximately 31% in 2004, approximately 28% in 2003, approximately 23% in 2002 and approximately 17% in 2001. Between 2000 and 2005, the number of airline transactions in the United States generated through online travel agencies and processed by a GDS increased at a compound annual growth rate of approximately 19% and an annual growth rate of approximately 8% from 2004 to 2005.

Information Technology Services Industry

GDSs and other companies also provide various information technology services to the travel industry. These services include (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development and licensing services, which includes custom development and integration. Internal reservation system services generally include the operation, maintenance, development and hosting of an airline’s internal reservation system. The internal reservation system services a GDS provides to its airline customers are a critical component of their operations because they are the means by which they sell tickets. Flight operations technology services provide operational support from pre-flight preparation through departure and landing. Some of these services include weight and balance calculations, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Software development services focus on creating innovative software for use in an airline’s internal reservation system and flight operations systems.

Business Strategy

We intend to continue to maintain our market leadership position, maximize profitability and enhance cash flow through the following strategies:

Continue to Increase Our Share and the Number of Online Travel Agency Transactions.   While we processed approximately 64% of online airline transactions made in the United States and processed by a GDS during 2005, we will attempt to increase our number of transactions in the online travel agency channel. However, some of our larger online travel agency customers, including Expedia and Priceline, have begun to pursue a multi-GDS strategy. This strategy may result in a portion of the transaction volume being moved to another GDS as opposed to the historical model of exclusivity with one GDS. This may result in slower year over year growth or a decline in our online transactions as this multi-GDS strategy evolves over time. Currently, our primary competitors own online travel agencies, and we believe that the channel conflict inherent in our primary competitors’ strategy positions us to compete for the business of emerging independent online travel agencies as well as retain significant portions of our existing online travel business. In addition, we believe we can grow our online travel agency business in international markets where the use of the online travel agency channel is still developing by utilizing our technical expertise and our relationships with U.S. online travel agencies as such agencies expand globally.

Increase Our Global Penetration of the Traditional Travel Agency Channel.   We have historically focused on selected geographic markets where our founding airlines had significant operations. We believe we have the opportunity to obtain new traditional travel agencies both in and outside the United States, particularly in Europe, Asia, Australia and Latin America, where we have not previously concentrated and where travel reservations are not generally made using current Internet technologies. We believe growth in international traditional transactions can be achieved through our increased use of distributors. For example, we entered into an agreement in the third quarter of 2005 whereby Calleo Distribution Technologies PVT Ltd will serve as our exclusive distributor of our products in the Indian sub-continent and other countries. We believe our sophisticated Internet technologies will be attractive to traditional travel agencies as they seek to move towards more modern technologies. In addition, we intend to expand the number of transactions we process for traditional travel agencies in the United States. We believe we can successfully increase our market share in the United States and increase our global penetration in the traditional travel agency segment by providing innovative and low-cost products and services, by increasing our investment in sales resources to convert business currently supported by our competitors to us and by launching targeted sales and marketing initiatives aimed at addressing the market for corporate travel departments which use traditional travel agencies.

Capitalize on the Shift by Corporate Travel Departments.   We believe there will be an opportunity to capitalize on the trend of corporate travel departments toward making reservations for business travel through online services. We believe we have valuable experience in the online sector by virtue of our relationships with many of the largest online travel agencies in the world, and we plan to use this competency to take advantage of the online corporate direct market. In addition, we have developed a successful online corporate booking tool, Trip Manager. Some of our largest corporate travel subscribers include Federated Department Stores, PNC Bank and The Home Depot. In most cases, we work in conjunction with, rather than compete with, travel agencies using our travel products and services to support their efforts with corporations.

Increase Hospitality and Destination Services Transactions.   We intend to increase our transaction fee revenues from hospitality and destination services, which include car, hotel, tour, cruise and rail. We derived approximately 9% of our transaction revenues for the year ended December 31, 2005 from hospitality and destination services transactions. The number of hospitality and destination transactions processed by us has increased 2% from 2004. Hospitality and destination services suppliers have historically not utilized GDSs to the same extent as airlines. However, we believe these future transactions to increase in number, largely as a result of the emergence of the Internet and online travel agencies as a means of facilitating travel commerce. In addition, we believe that many traditional and online travel agencies have identified hospitality and destination services transactions as an area of growth.

Expand Information Technology Services Business.   We intend to expand our existing information technology services business. We believe that airlines and other travel suppliers have been and will be increasingly outsourcing non-core technology functionalities due to the desire to focus on their core travel business. We are well positioned to take advantage of this shift because we currently provide internal reservation systems, flight operations technology and software development services to the airline industry. In addition, we also provide airlines and other travel-related companies with products and services on a subscription basis, including: Fares and Pricing, which is currently used by Avianca and Emirates Air and the airlines hosted by EDS, such as AeroMexico, Continental and Virgin Atlantic; Electronic Ticketing, which is currently used by Delta, Northwest, KLM, TravelSky in China and SITA; Worldspan Rapid RepriceSM , which is currently used by United Air Lines, Aero Mexico, Delta and Northwest; and e-Pricing®, which is currently used by Delta, Midwest and Northwest. At the present time we cannot predict how the Delta and Northwest bankruptcies may affect our technology service agreements with them. The rejection of these agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations.

Continue to Reduce Costs.   Since the acquisition by WTI of our general partnership interests and, through its wholly owned subsidiaries, limited partnership interests (the “Acquisition”), we have executed several strategic cost reduction initiatives. We believe that additional opportunities exist to reduce costs and improve profitability. We plan to improve our cost structure by streamlining our programming and processing systems, outsourcing and offshoring, reducing our network and data center costs and lowering headcount, among other initiatives.

Services

We operate in two business segments: electronic travel distribution and information technology services, which represented approximately 92% and 8%, respectively, of our revenues for the year ended December 31, 2005. Approximately 73% and 27% of our revenues for the year ended December 31, 2005 were generated by our domestic and foreign operations, respectively.

Electronic Travel Distribution

We are the second largest transaction processor for travel agencies in the United States (the world’s largest travel market), with approximately  32% of the GDS market share, and the largest processor globally for online travel agencies, with approximately 61% of the market share of all GDS online air transactions processed during the year ended December 31, 2005. The GDS industry is a core component of the worldwide travel industry and is organized around two major sets of customers: travel suppliers and travel agencies. Suppliers of travel and travel-related products and services (such as airlines, car rental companies and hotels) utilize GDSs as a means of selling tickets and generating sales. Travel agencies (including traditional travel agencies, online travel agencies and corporate travel departments) utilize GDSs to search schedule, price, availability and other travel information and to process transactions on behalf of consumers. GDSs provide travel agencies with a single, expansive source of travel information, allowing travel agencies to search and process tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds.

Through our GDS, we provide approximately 11,000 traditional travel agency locations in over 70 countries and approximately 65 online travel agencies, including many of the largest online travel agencies, with access to the inventory, reservations and ticketing of travel suppliers, including approximately 800 airlines, hotels, car rental companies, tour companies and cruise lines throughout the world. As compensation for performing these services, we generally charge the travel supplier a fee for the transactions we process. For example, for a roundtrip ticket with one connection each way, a three night hotel stay and a three day car rental, we charge the respective travel suppliers one transaction fee for each segment of the airline ticket, one transaction fee for the hotel stay and one transaction fee for the car rental for a total of six transaction fees. The value of the travel purchase or the length of stay has no impact on our transaction fee.

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

We derive a substantial amount of our revenues from transaction fees paid by travel suppliers. In the year ended December 31, 2005, approximately 91% of our transaction fee revenues were generated from airlines. While revenues from hospitality and destination services suppliers, primarily car rental companies and hotels, accounted for approximately 9% of our transaction fee revenues in the year ended December 31, 2005, the number of these transactions processed by us grew at a compound annual rate of approximately 4% from 2000 through 2005, compared to a compound annual rate of approximately 3% for airline transactions over the same period, reflecting increased travel agency use of our hospitality and destination services processing capabilities. Our top ten travel suppliers accounted for approximately 69% of our total electronic travel distribution revenues in the year ended December 31, 2005.

We have existing content agreements with most major carriers in the United States. Each airline has agreed to provide our traditional and online travel agencies in the territories covered by the agreements with substantially all fare content. We have agreed to keep the average fees per transaction paid by each airline steady for traditional travel agency bookings in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS for three years. We believe that obtaining similar content from major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into content agreements with various airlines. We are currently in discussions with certain of our major airline suppliers regarding the renewal of these agreements that are due to expire during the next year. While we cannot currently predict the outcome of these negotiations, we believe that transaction fees paid to us by the airlines could be lower than the terms of our current agreements. The nature and extent of any reductions in supplier transaction fees could be impacted by the actions of some of our GDS competitors whose content agreements generally expire in advance of ours. The outcome of these negotiations and the financial impact they may have are difficult to predict and could be material to our revenues, operating profit, financial condition and cash flows. In addition, at the present time we cannot predict how the Delta and Northwest bankruptcies may affect our ability to renegotiate our content agreements with them. The inability to renegotiate our content agreements or the rejection of the existing agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations.

Although most of the world’s airlines and many hospitality and destination services travel suppliers participate in our GDS, we believe that this business segment has potential for continued growth. Opportunities for growth include adding new suppliers, increasing the level of participation of existing suppliers and offering new products and services. In marketing to travel suppliers, we emphasize our global distribution capabilities, the quality of our products and services, our contracts with many of the largest online travel agencies, our extensive network of traditional travel agencies and the ability of travel suppliers to display information at no charge until a transaction is processed.

Travel Agencies

Approximately 11,000 traditional travel agency locations and 65 online travel agencies worldwide depend on us to provide travel information, book and ticket travel purchases and manage travel information and agency operations. Access to our GDS enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by our travel suppliers. Through our GDS, our travel agencies have access to approximately 800 airlines, hotels, car rental companies, tour companies and cruise lines. Travel agencies access our GDS using hardware and software typically provided by us or a third party. We also provide technical support, training and other assistance to travel agencies. Travel agencies generally pay a fee for access to our GDS and for the equipment, software and services provided. However, this fee is often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period. Additionally, we provide cash incentives or other inducements to a significant number of travel agencies as a means of facilitating greater use of our GDS.

Our travel agencies consist of online travel agencies, traditional travel agencies, and corporate travel departments.

•       Online Travel Agencies.   We have contracts with approximately 65 online travel agencies, including long-term agreements with many of the largest online travel agencies in the world. We act as the processing engine for our online travel agencies by providing information to and processing services for these online travel agencies’ systems. Our services enable these online travel agencies to provide consumers with travel information and the ability to make travel reservations. Our online travel agency customers accounted for over 64% of online airline transactions in the United States processed by a GDS during the year ended December 31, 2005. Transactions generated by online travel agencies constituted approximately 52% of the transactions processed by us in the year ended December 31, 2005. Transactions processed for Expedia, Orbitz, Hotwire and Priceline, our four largest online travel agencies, accounted for approximately 95% of our online transactions and approximately 50% of our total online and traditional transactions processed in the year ended December 31, 2005. Our contracts with Expedia, Orbitz, Hotwire and Priceline expire in 2010, 2011,

2007 and 2007, respectively.  However, in September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 3. Legal Proceedings.” Furthermore, Expedia and Priceline have begun to pursue a multi-GDS strategy, each having recently signed agreements with another GDS. While we are unable to estimate the volume of Expedia transactions that could move to the other GDS, based on recent statements made by Expedia, we believe some portion of Expedia volume could move in the second half of 2006. We have not received any notification from Priceline as to the timing and volume of transactions that it intends to move.

•       Traditional Travel Agencies.   Approximately 11,000 travel agency locations worldwide rely on us to plan, book and ticket travel for their customers, as well as manage travel information and agency operations. We provide traditional travel agencies with access to our GDS and customized hardware and software, often utilizing Web-based technologies, in return for payments to the agencies that typically vary inversely with productivity, as measured by the number of transactions we process for the traditional travel agency. Such fees are payable monthly over the term of the traditional travel agency’s agreement with us, generally five years in the United States and three years in Europe. Some of our largest traditional travel agency customers include American Express, USA Gateway Travel and World Travel/BTI. Transactions generated by traditional travel agencies constituted approximately 48% of the transactions processed by us in the year ended December 31, 2005. Based upon our analysis of our 1,000 largest traditional travel agencies, the average relationship tenure among those traditional travel agencies is approximately nine years. In 2005, 2004 and 2003, average turnover of our traditional travel agencies in North and South America was approximately 4%. Transactions processed for our top ten traditional travel agencies accounted for approximately 18% of our traditional transactions and approximately 9% of our total traditional and online transactions processed in the year ended December 31, 2005. No individual traditional travel agency accounted for more than 5% of our total transactions in 2005.

•       Corporate Travel Departments.   We provide GDS-interconnected products and services to corporations through our Trip Manager product offering. Trip Manager allows corporate travel managers or employees to be active in travel planning, pre-travel decision-making and back-end travel expense reporting. Our various products provide corporations with tools to manage travel costs, to ensure employee compliance with corporate travel policies and to provide expense reporting, information regarding vendor relationships, ease of access for bookings and quick and flexible distribution of tickets. In most cases, we work in conjunction with our traditional travel agencies in the installation of our travel products with corporations. Transactions generated by Trip Manager constituted approximately 1% of the transactions processed by us in the year ended December 31, 2005.

Information Technology Services

We provide a comprehensive suite of information technology, or IT, services to airlines, including: (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development and licensing services, which include custom development and integration. Our internal reservation system services include the operation, maintenance, development and hosting of an airline’s internal reservation system and include seat availability, reservations, fares and pricing, ticketing and baggage services. The internal reservation system services we provide to our airline customers are a critical component of their operations because they are the means by which they sell tickets. Our flight operations technology services provide operational support to our airline customers, from pre-flight preparation through departure and landing. Some of these services include weight and balance, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Our software development services focus on creating innovative software for use in an airline’s internal reservation system and flight operations systems. We intend to utilize our airline expertise to offer solutions to other industries that face similar complex operational issues and utilize similar technology platforms, including the airport, railroad, cruise, hotel and car industries.

Our primary customers in the information technology services segment are Delta and Northwest. We have had IT services agreements in place with Delta and Northwest since 1993. Pursuant to the technology services agreements entered into with these two airlines at the closing of the Acquisition by WTI (called founder airline services agreements or FASAs), we intend to fulfill the information technology requirements relating to the hosting of core internal reservation system services for each of Delta and Northwest during the term of the agreements. In addition, we provide contract software development and transaction processing services and other airline support services for each of these airlines. The FASAs contain minimum levels of software development services to be provided by us to each of Delta and Northwest. We also provide information technology services for approximately 20 other customers throughout the world. At the present time we cannot predict how the Delta and Northwest bankruptcies may affect these agreements. The rejection of these agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations.

We also provide airlines and other travel-related companies with specific internal reservation system products and services on a subscription basis. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of products and services to meet the needs of airlines which use multiple providers, including Fares and Pricing (which is a fare-shopping tool that enables airlines to outsource fares and pricing functionality to us); Electronic Ticketing (which is a database that enables airlines to outsource electronic ticketing storage and maintenance to us); Worldspan Rapid RepriceSM (which is an automated solution that enables airlines to increase revenues and provide better service by recalculating fares when itineraries change); and e-Pricing® (which is a multi-server-based fare search tool, initially developed jointly by us and Expedia, and is used by our customers to provide their users with a greater selection of travel options).

Strategic Relationships

In order to facilitate the delivery of leading technologies, products and services to our travel suppliers and our travel agencies, we have forged a number of relationships with leading companies. These strategic alliances have helped position us at the forefront of the travel distribution industry.

Online Travel Agencies.   We have developed a strategy of partnering with online travel agencies rather than owning an online travel agency. Because we have avoided competing directly with online travel agencies, we believe we are positioned to take advantage of a channel shift in bookings for suppliers to non GDS-owned online travel agencies. However, in the near term, our online travel agency transactions may experience slower year over growth or a decline as a result of a multi-GDS diversification strategy being pursued by larger non-GDS owned online travel agencies. Both Expedia and Priceline have signed agreements with another GDS. While we are unable to estimate the volume of Expedia transactions that could move to the other GDS, based on recent statements made by Expedia, we believe some portion of Expedia volume could move in the second half of 2006. We have not received any notification from Priceline as to the timing and volume of transactions that it intends to move. We currently have long-term contracts with three of the largest online travel agencies (Expedia, Hotwire, and Priceline), which represented approximately 51% of the total U.S. online travel agency market share for airline transactions processed by a GDS in 2005.

Delta and Northwest.   Pursuant to our marketing agreements with Delta and Northwest, each airline has agreed to continue to provide marketing support for our GDS with respect to travel agencies in North and South America (in the case of Delta) and the U.S. and Japan (in the case of Northwest). The marketing support from these airlines is exclusive to us in these territories until June 2006 in the case of Delta and until June 2007 in the case of Northwest, with the exclusivity commitment from these airlines subject to us satisfying transaction fee pricing requirements for our GDS services for each of those two airlines. In addition, the marketing agreements contain commitments from each of Delta (until June 2006) and Northwest (until June 2007) not to terminate its participation in our GDS unless it first terminated its participation in the GDSs of Amadeus, Galileo and Sabre, subject to us satisfying certain GDS transaction fee pricing and other requirements. Each of Delta (until June 2006) and Northwest (until June 2007) also agreed to provide to us no less functionality, inventory, inventory controls or information related thereto in any given country than such airline provides to any other current GDS in that country and to provide to us all fares that it makes available to any other current GDS for distribution to all such other GDS’s subscribers on the same terms and conditions, in each case subject to us satisfying certain GDS transaction fee pricing and functionality requirements. In September 2005, both Delta and Northwest entered bankruptcy protection. At the present time we cannot predict how the Delta and Northwest bankruptcies may affect these agreements. The rejection of these agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations.

IBM.   We have an asset management agreement with IBM which expires in June 2008. The agreement allows us to purchase IBM software, services and hardware at favorable prices. As a result of this agreement, we believe that we will be able to increase our processing and computer capabilities without a significant increase in associated software and hardware costs.

Customers

Travel Suppliers.   Our travel supplier base includes approximately 800 airlines, hotels, car rental companies, tour companies and cruise lines. The table below depicts our largest travel suppliers in the airline, car rental and hotel chain categories in 2005.

Airlines	Car Rental Companies	Hotels
American Airlines	Alamo	Courtyard by Marriott
Delta Air Lines	Avis	Hampton Inns
Northwest Airlines	Budget	Hilton Hotels
United Air Lines	Enterprise	Holiday Inn
US Airways	Hertz	Marriott

Our top five and top ten travel suppliers (all of which are airlines) represented approximately 52% and 64%, respectively, of our total revenues in 2005. Additionally, in the year ended December 31, 2005, Delta and Northwest represented 17% and 10%, respectively, of our total revenue. In 2004, Delta, Northwest and United represented 18%, 11% and 10% of our revenues, respectively. In 2003, Delta and Northwest represented 19% and 12% of our revenues, respectively. No other supplier represented more than 10% of our total revenues.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. Revenues generated by Delta and Northwest were $256.8 million and $266.1 million for the years ended December 31, 2005 and 2004. These amounts represented approximately 27% and 29% of total revenues for the years ended December 31, 2005 and 2004, respectively.

The following table summarizes the amounts owed to us and revenue received by us from Delta and Northwest as of and for the year ended December 31, 2005 under our two primary agreements held with these two airlines:

	Delta	Northwest
	(dollars in thousands)
Pre-bankruptcy petition accounts receivable(1)	$4,034	$16,098
Post-bankruptcy petition accounts receivable	13,812	11,158
Total accounts receivable at December 31, 2005	$17,846	$27,256
Total revenue for the year ended December 31, 2005	$161,229	$95,621
% total revenue for the year ended December 31, 2005	17%	10%

(1)    $15,635 of Northwest’s pre-bankruptcy petition accounts receivable is included in “Other long-term assets” in the consolidated balance sheet.

Since December 31, 2005, we have received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $2.9 million and $22.2 million, respectively. While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us. At the present time, we are not aware of an action by either Delta or Northwest to reject any agreements with us and, accordingly, continue to operate with the two airlines under our existing commercial agreements. We believe that the GDS and IT services we provide to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. We expect that post-bankruptcy petition amounts will continue to be collected in accordance with the terms of our current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our founding airline services agreement (“FASA”) credit obligations. We will continue to exercise our recoupment rights for outstanding service fees owed to us in the amount of $4.5 million for the period preceding the Delta and Northwest bankruptcies. As a result, we did not record a reserve for the accounts receivable outstanding as of December 31, 2005. However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods.

In connection with the Acquisition, we recorded an intangible asset in the amount of $33.2 million related to our FASAs with Delta and Northwest. As of December 31, 2005, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $27.6 million. This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets. The services provided to Delta and Northwest under the terms of their respective FASA include internal reservation services, development services and other support services. We continue to provide services to the airlines in accordance with the terms of the respective FASA. We believe that these services are essential to the continued operation of the airlines. In addition, we believe that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit each airline receives as a part of the respective FASA. We do not believe that the long term value of the FASAs has changed based on any facts currently available to us. Given the early stage of the bankruptcy proceedings for Delta and Northwest, additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASAs and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, we also recorded additional intangible assets of approximately $321.6 million related to the value of our existing contracts with online travel agencies, traditional travel agencies and travel suppliers. We believe that the Delta and Northwest bankruptcy filings will not have a materially adverse impact on our cash flows because the travel customers would be able to select another supplier in the Worldspan GDS if Delta and Northwest were to reduce their flight capacity. Alternatively, Delta and Northwest could further pursue GDS alternatives allowing them to bypass the Worldspan GDS entirely. If either Delta or Northwest were successful in bypassing the Worldspan GDS entirely or significantly reducing their flight capacity, our cash flow and financial condition could be materially, adversely effected and possibly result in an impairment of the intangible asset in the future. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us by Delta or Northwest will be challenged in the bankruptcy proceedings.

Travel Agencies.   Our travel agencies include approximately 11,000 traditional travel agency locations in 60 countries and approximately 65 online travel agencies, including many of the largest online travel agencies in the world. The table below depicts our largest travel agencies in the traditional travel agency and online travel agency categories in 2005.

Traditional	Online
American Express	Expedia
Navigant	Hotwire.com
Travel Incorporated	Orbitz
USA Gateway Travel	Priceline
World Travel/BTI	Site59.com

Our top five and top ten travel agencies generated approximately 52% and 57%, respectively, of our total transactions in 2005. In 2005, Expedia, Orbitz, Hotwire and Priceline represented approximately 50% of our total transactions, up from 48% in 2004 and 43% in 2003. Expedia alone generated approximately 32% of our total transactions in 2005, up from 28% in 2004 and 25% in 2003.

On September 19, 2005, we filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division. Our complaint alleges that Orbitz accessed our computer system without authorization to obtain our seat map data in violation of the Federal Computer Fraud and Abuse Act and in breach of our agreement with Orbitz. In addition, our complaint further alleges that Orbitz’s use of Galileo and ITA, competing computer reservation systems, in connection with direct connect airline segments constitutes a breach of our agreement with Orbitz. We are seeking injunctive relief to prevent the unauthorized accessing and use of our seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. We also seek monetary damages from Orbitz in excess of $50.0 million and reimbursement of our attorneys’ fees and costs.

After filing our lawsuit, we learned that Orbitz filed suit against us on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against us for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in our agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding Worldspan from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of our contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of our GDS through 2011), monetary damages in excess of $0.05 million, punitive damages and reimbursement for attorneys’ fees and costs. We believe that the allegations in the Orbitz complaint are without merit and we intend to defend against this action vigorously. In addition, we believe that Orbitz’s filing of its lawsuit against us constitutes another violation of the contract between the parties, and we have instituted the dispute resolution process to resolve this issue as required by the contract. If we are unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS, which would have a material adverse effect on our business, financial condition and results of operations. Orbitz accounted for approximately 9% of our total transactions in 2005, 2004 and 2003.

Furthermore, both Expedia and Priceline have signed agreements with another GDS. While we are unable to estimate the volume of Expedia transactions that could move to the other GDS, based on recent statements made by Expedia, we believe some portion of Expedia volume could move in the second half of 2006. We have not received any notification from Priceline as to the timing and volume of transactions that it intends to move.

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

Travel Agencies.   We maintain teams of sales and support professionals to service each type of travel agency customer. Dedicated account management teams, consisting of business development, technical support and operational support specialists, maintain the relationship and support the needs of our largest consumer online travel agencies, including Expedia, Orbitz, Hotwire and Priceline. These sales and support professionals are focused on tailoring our e-Commerce and other capabilities to meet the specific and unique needs of our online travel agencies.

Our traditional travel agency sales group segments our traditional travel agencies by size and geography. Sales and support professionals contact or visit our traditional travel agencies on a regular basis to promote usage of our GDS, introduce new products and services and negotiate contract renewals. Sales professionals also call on specifically targeted travel agencies to negotiate and facilitate their use of our GDS. For our largest travel agencies, we employ dedicated strategic accounts sales groups. Most of our smaller traditional travel agencies receive their sales and service support through an efficient and cost-effective inside sales telemarketing group.

Competition

GDS Market.   The marketplace for travel distribution is large, multi-faceted and highly competitive. In the GDS market, we compete primarily with three other GDS companies: Amadeus, Galileo and Sabre. Our share of the GDS airline market, based upon airline transactions in 2005 totaled approximately 32% in the U.S. and approximately 18% worldwide. Each of our primary competitors offers products and services similar to ours. We believe competition in the GDS market occurs primarily on the basis of the following criteria:

•       travel supplier and travel agency relationships;

•       product features, functionality and performance;

•       travel supplier participation levels and availability of inventory;

•       technology;

•       customer and marketing support;

•       global service capability; and

•       service, prices and inducements to travel agencies.

In addition to making their travel-related products and services available through a GDS, travel suppliers are increasingly utilizing alternate channels of distribution designed to directly connect with consumers without the use of a GDS, which may shift business away from us. One alternate method involves travel suppliers giving consumers direct access to their inventory. Examples of this method include travel supplier proprietary websites, internal reservation call centers and ticket offices. A second alternate method involves travel suppliers providing their inventory directly to online and traditional travel agencies without the use of a GDS. Examples of this include participation by several airlines, such as American Airlines, America West Airlines, Continental Airlines, Delta Airlines and Northwest in a direct connect link with Orbitz. The creation and subsequent divestiture of travel supplier joint ventures, such as Orbitz (formerly owned by major U.S. airlines) and Opodo (controlled by Amadeus and formerly by large European airlines), could enhance development of this method.

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

Information Technology Services Market.   Competition within the information technology services market is segmented by the type of service offering. Internal reservation and other system services competitors include Amadeus, EDS, Navitaire, Sabre and Unisys/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines, such as Aer Lingus’s Astral System or KLM’s Corda system. Competitors for data center and network outsourcing services include EDS, Galileo, IBM, Sabre and Unisys/SITA. Our competitors for information technology consulting include Accenture, Booz, Allen & Hamilton Consulting, Capgemini, CSC, EDS, IBM, Sabre and Unisys/SITA.

Technology and Operations

We continuously invest in technology, software and hardware. We believe that we benefit from economies of scale as our technology and infrastructure are readily expandable and can support incremental volume without significant additional investment. Our GDS is capable of sustained processing of more than 10,000 peak messages per second with currently installed hardware. For the year ended December 31, 2005, the average transaction rate for our TPF systems was 4,801 messages per second. The physical plant is continually being advanced to leverage technologies that improve our efficiency, performance, speed to market, reliability, security and uptime requirements.

Significant efforts over the last several years have moved our infrastructure from one supporting primarily legacy technology protocols and platforms to one focused on IP-based technologies. This has been key to enabling creation of a hybrid computing environment that leverages TPF for very high volume transaction processing but supports seamless incorporation of more open platforms. This hybrid environment provides quicker time to market, options to use third-party software products, richer content support and cost effective hardware choices when very high transaction volumes are not an issue.

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

We have designed and implemented our Internet network to assure the availability of this strategic connection to the travel marketplace. Our connection to the Internet is maintained through AT&T and Verizon. We use Internet connectivity to provide solutions for internal corporate access, business partner connections and consumer access to both Worldspan hosted and branded Internet products and services.

Through partnerships with global network providers, our customers are able to manage capacity and security issues via standard, open IP-based technologies. We utilize three primary network providers (AT&T, SITA and Uninet S.A. de C.V.) to provide a frame relay network to connect customers to our data center. AT&T provides services for the North American market, except for Mexico where Uninet provides coverage, and SITA provides services in Europe, the Middle East, Africa and Asia. In some smaller markets local providers provide network services to our customers.

Employees

On December 31, 2005, we had a worldwide staff of 1,860 employees. Of these, 1,111 were located at our headquarters and data center in Atlanta, Georgia and 386 were located in Kansas City, Missouri. Other larger employee facilities include an office in London, England with 116 employees and an office in Mexico City, Mexico with 47 employees. The balance of the employees are located in smaller facilities in Europe, South America, the Middle East and Asia or are based in field locations or work out of their homes.

Our employees perform a large number of functions including applications and systems programming, data center and telecommunications operations and support, marketing, sales, customer training and support, finance, human resources, and administration. We have organized our employees into the following seven worldwide areas, each with the approximate number of employees as of December 31, 2005: Product Solutions—608 employees; Technical Operations—370 employees; Travel Distribution—472 employees; Corporate Planning and Development—83 employees; Finance—138 employees;
e-Commerce and Product Planning—133 employees; and Legal, Human Resources and Marketing—53 employees. We consider our current employee relations to be good. None of our employees are represented by a labor union.

GDS Industry Regulation

GDSs have been, or currently are regulated by the U.S., the European Union (“E.U.”) and other countries in which we operate. The U.S. Department of Transportation (“DOT”) and the European Commission (“EC”) are the principal relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are reexamining their GDS regulations and appear to be moving toward deregulation.

Until July 31, 2004, DOT rules governed certain conduct of GDSs. On January 31, 2004, most DOT rules governing GDSs terminated. The remaining GDS rules terminated on July 31, 2004. Although the DOT’s GDS rules have terminated, the DOT continues to assert statutory jurisdiction over GDSs.

E.U. regulations continue to address the participation of airline GDS owners in other GDSs. In general, these rules are directed at regulating competitive practices in the E.U.’s electronic travel distribution marketplace. Among the major principles generally addressed in the current E.U. regulations are:

•       Displays of airline information.   GDSs must provide computer-screen displays of airline services that are non-discriminatory, based on objective criteria, and that do not use airline identity in ordering the display of services;

•       Treatment of airlines and airline information by GDSs.   Any GDS subject to the regulations (“Covered GDS”) must provide data related to transactions through its system for participating airlines that is as complete, accurate and timely as the information given to its airline owners;

•       Non-discrimination in fees charged to airlines for GDS products and services.   GDSs must offer the same fees to all airlines for the same level of service and if a Covered GDS offers any enhancements to an airline that is an owner of that GDS, then it is required to offer the enhancements to other airlines on a non-discriminatory basis;

•       Participation by airline owners of a GDS in other GDSs.   An airline that is an owner of a GDS must participate in all other GDSs on an equal and non-discriminatory basis;

•       Non-discrimination in provision of information to airlines.   Covered GDSs must update information for all participating airlines with the same degree of care and timeliness and provide marketing and booking information to participating airlines on non-discriminatory terms;

•       Relationships with covered subscribers.   GDSs must allow subscribers covered by the regulations (“Covered Subscribers”) to terminate their GDS subscriber contracts on three months’ notice after the first year of the agreement and allow the Covered Subscriber’s use of another system; and

•       Use of third-party hardware, software and databases.   GDS owner airlines are prohibited from linking the payment of commissions to Covered Subscribers to the Covered Subscriber’s use of the GDS of which the airline is an owner, requiring a Covered Subscriber to use the GDS of which the airline is an owner, and banning Covered Subscribers from using hardware or software provided by third parties in connection with the system’s equipment, unless that hardware or software threatens to impair the integrity of the system.

The EC is reviewing the GDS regulations for possible changes, including eliminating some or all of these regulations. The EC has not yet published any proposed new GDS regulations, and it is unknown when or if the EC may issue proposed and/or final regulations or what form they may take. Worldspan has advocated for partial deregulation while retaining the rules that require certain restrictions on airlines that are owners of a GDS.

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include:

•       eliminating the “obligated carrier” rule, which required larger airlines in Canada to participate equally in the GDSs; and

•       elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory.

GDS regulations also exist in Peru and there is a possibility of additional regulation in other jurisdictions. Several countries have examined or are examining, the possibility of GDS regulation including Brazil, Australia, and some Middle Eastern countries.

Other Regulation

There also exists privacy and data protection legislation in numerous jurisdictions around the world, including the E.U. through its Data Protection Directive (and implementing statutes of this Directive in the E.U. Member States). This legislation is intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Enforcement takes place under the force of national legislation of the E.U. Member States. In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Secure Flight Program and the Centers for Disease Control’s proposed rule making proposing requirements for additional data collection. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. It is expected that our business will continue to be impacted by privacy and data protection legislation.

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

In addition, we are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment, health and safety and labor. Based on continuing internal review and advice from independent consultants, we believe that we are currently in compliance with applicable environmental requirements and health and safety and labor laws. We do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements.

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

The estimated amount spent on company-sponsored research and development activities was $11.4 million, $7.2 million and $9.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amount spent on customer-sponsored research and development activities was $4.3 million, $4.8 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Availability of Reports and Other Information

Our Internet website address is www.worldspan.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other filings filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Exchange Act are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.

ITEM 1A.   RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Risks Relating to Our Business

Dependence on the Travel Industry in General and the Airline Industry in Particular—Our revenues are highly dependent on the travel industry, and particularly on the airlines, and a substantial decrease in travel transactions could adversely affect our electronic travel distribution revenues.

Substantially all of our revenues are derived from airlines, hotel operators, car rental companies and other suppliers in the travel industry. Our revenues increase and decrease with the level of travel activity and are therefore highly subject to declines in or disruptions to travel. In particular, because a significant portion of our revenues are derived from transaction fees generated by airline transactions and airline outsourcing services, our revenues and earnings are especially sensitive to events that affect airline travel, the airlines that participate in our GDS and the airlines that obtain travel information technology services from us. Our business could also be adversely affected by a reduction in transactions on the airlines that participate in our GDS as a result of those airlines losing business for other reasons, including losing market share to other airlines, such as low-cost carriers, that do not participate in our GDS. In addition, travel expenditures are seasonal and are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns, which could also reduce our revenues and profits.

The downturn in the commercial airline market, together with and resulting from the ongoing threat of terrorist attacks after September 11, 2001, the global economic downturn, the continuing conflict in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines and other travel suppliers. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. A substantial portion of our revenues is derived from transaction fees received directly from airlines and from the sale of products and services directly to airlines. If an airline declared bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline or a rejection by the airline of some or all of our agreements with it, all of which could have a material adverse effect on our business, financial condition and results of operations.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. See “Customers” under “Item 1. Business”, where this item is discussed.

Susceptibility to Terrorism and War—Acts of terrorism and war could have an adverse effect on the travel industry, which in turn could adversely affect our electronic travel distribution revenues.

Travel is sensitive to safety and security concerns, and thus declines after occurrences of, and fears of future incidents of, terrorism and hostilities that affect the safety, security and confidence of travelers. For example, the start of the war in Iraq in March 2003 and the continuing conflict there and the terrorist attacks of September 11, 2001, resulted in the cancellation of a significant number of flights and travel transactions and a decrease in new travel transactions. Future revenues may be reduced by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies. As an example, escalation of the U.S. Government’s terrorist security alert level to code orange or higher may adversely impact demand for air travel. These effects, depending on their scope and duration, which we cannot predict, could significantly impact our business, financial condition and results of operations.

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

Travel suppliers, particularly airlines, are aggressively seeking ways to reduce distribution costs and, through the use of the Internet and otherwise, are seeking to decrease their reliance on global distribution systems including us. There is ongoing pressure by airlines to significantly reduce their distribution costs. If a reduction in airline payments to us was coupled with an increase in inducements or maintenance of present levels of payments paid by us, our business, financial condition and results of operations could be materially and adversely impacted. Further, travel suppliers have increasingly been providing direct access to their inventory through their own websites through travel agencies and through travel supplier joint ventures, which potentially bypass GDSs. See the section captioned “Risk Factors—Competition—We operate in highly competitive markets, and we may not be able to compete effectively” under this Item 1 for further information. Some of these travel suppliers offer lower prices when their products and services are purchased directly from these supplier-related distribution channels. These lower prices are not always available to us. Some of these travel suppliers are also not providing their lowest fares or other content to GDSs unless the GDSs agree to provide them with significantly lower transaction fees or sometimes none at all. These practices may have the effect of diverting customers away from us to other distribution channels, including websites, forcing us to significantly reduce our transaction fees or not have content available in our system, all of which could have a material adverse effect on our electronic travel distribution revenues, inducement expense and financial condition. Moreover, consolidation among travel suppliers, including airline mergers and alliances, may increase competition from these supplier-related distribution channels. In addition, some travel suppliers have reduced or eliminated commissions paid to both traditional and online travel agencies. The reduction or loss of commissions may cause travel agencies to become more dependent on other sources of revenues, such as traveler-paid service fees and GDS-paid inducements. We may have to increase inducement payments or incur other expenses in order to compete for travel agency business.

Content Agreements—Our efforts to obtain more comprehensive content through airline content agreements may cause downward pressure on pricing and adversely affect our electronic travel distribution revenues.

Some airlines have differentiated the content that they provide to us and to our GDS competitors. Some content has been provided to GDSs at no additional charge under standard participation agreements, and other content, such as web fares, has been withheld unless the GDS agrees to provide discounts, payments or other benefits to the airline. We have existing content agreements with most major carriers in the United States. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same content (including web fares) it provides to the travel agencies of other GDSs in exchange for payments from us and/or discounts to transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. Further, we have executed a three-year content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We believe that obtaining similar content from other major airline travel suppliers and renewing existing content agreements is important to our ability to compete, since other GDSs have also entered into content agreements with various airlines. Most of the content agreements were for an initial three year period, and expire in 2006 and early 2007. We are actively in discussions with our airline suppliers to renew or extend these agreements. There is no way to predict our ability to renew these agreements; the loss of which would competitively disadvantage us from other GDSs, and could materially weaken our financial results. We expect that our content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines which could have a material adverse effect on our business, financial condition and results of operations in the future. In addition, our content agreements are subject to several conditions, exceptions, term limitations and termination rights. As existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent as they do at the current time. The loss or substantial reduction in the amount of content received from the participating airlines could negatively affect our electronic travel distribution revenues and financial condition. In addition, at the present time we cannot predict how the Delta and Northwest bankruptcies may affect our ability to renegotiate our content agreements with them. The inability to renegotiate our content agreements or the rejection of the existing agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a Small Number of Airlines—We depend on a relatively small number of airlines for a significant portion of our revenues and the loss of any of our major airline relationships would harm our revenues.

We depend on a relatively small number of airlines for a significant portion of our revenues. Our five and ten largest airline relationships represented an aggregate of approximately 52% and 64%, respectively, of our total 2005 revenues. In 2004, our five largest airline relationships represented an aggregate of approximately 51% of revenues, down from 54% in 2003, while our ten largest airline relationships represented an aggregate of approximately 64% of our total revenues, down from 66% in 2003. Our five largest airline relationships by total revenue in 2005 were with Delta, Northwest, American Airlines, United Airlines and US Airways, representing 17%, 10%, 9%, 9% and 8% of our total 2005 revenues, respectively. In 2004 our five largest airline relationships, Delta, Northwest, United Airlines, American Airlines and US Airways, accounted for 18%, 11%, 10%, 9% and 5%, respectively. We expect to continue to depend upon a relatively small number of airlines for a significant portion of our revenues. In addition, although we expect to continue our relationships with these airlines, our airline contracts can be terminated on short notice. Because our major airline relationships represent such a large part of our business, the loss of any of our major airline relationships or a significant reduction in the size of a relationship, including due to the bankruptcy of an airline, could have a material adverse impact on our revenues and financial condition. The recent bankruptcies of Delta and Northwest, each a significant supplier of ours, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a Small Number of Online Travel Agencies—We are highly dependent on a small number of large online travel agencies, and the success of our business depends on continuing these relationships and the continued growth of online travel commerce.

In 2005, Expedia, Orbitz, Hotwire and Priceline represented approximately 50% of our total transactions, with Expedia representing approximately 32% of our total transactions and Orbitz representing approximately 9% of our total transactions. If we were to lose all or a significant portion of, and not replace, the transactions generated by any of our material online travel agencies, our electronic travel distribution revenues and financial condition would be materially adversely impacted. In addition, if other online travel agencies become more successful or new online travel agencies emerge and we lose online transaction volumes as a result, our electronic travel distribution revenues and financial condition (including the carrying value of certain intangibles) could be materially adversely impacted. See the section captioned “Uncertainty in Transaction Volumes from Online Travel Agencies” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

While we have long-term contracts with Expedia, Orbitz, Hotwire and Priceline, these agencies have a variety of termination rights and other rights to reduce their business with us. Hotwire has the right to terminate its contract with us for any reason on 90 days advance notice. Expedia has the right to renegotiate the inducements payable to it by us every three years, and it can terminate its contract with us if we cannot reach an agreement on inducements. Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia’s transactions has not occurred; however, based on recent statements made by Expedia, we believe some movement of transactions may occur in the second half of 2006. We are still unable to estimate the amount of volume Expedia might move, but expect that it could involve both U.S. and international transactions. In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Priceline announced on February 10, 2006 that it signed an agreement with another GDS. Priceline has not specified the volumes or percentages of volumes it intends to process through this GDS. Further, Cendant Corporation in 2004 acquired Orbitz. Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights. Although we currently continue to operate under these agreements, we cannot assure you that any travel agency will not attempt to terminate its agreement with us or otherwise move business to another GDS in the future. Any such termination or a significant reduction in transaction volumes would have a material adverse effect on our electronic travel distribution revenues and financial condition (including the carrying value of certain intangibles).

In September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 3. Legal Proceedings.”

In addition, our growth strategy relies on the continuing growth in the travel industry of the Internet as a distribution channel. If consumers’ use of the Internet as a medium of commerce for travel transactions does not continue to grow or grows more slowly than expected, our revenues and profit may be adversely affected. Consumers have historically relied on traditional travel agencies and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products and services. The growth of our business is dependent on the number of consumers who use the Internet to process travel transactions increasing significantly.

Relationships with our Founding Airlines—A significant portion of our current revenues are attributable to our founding airlines, and there is no guarantee that these airlines will continue to use our services to the same extent that they did when they owned us or that they will not indirectly compete with us.

Each of American Airlines, Delta and Northwest has important commercial relations with us. In 2005, revenues received from our founding airlines represented, in the aggregate, approximately 36% of our total revenues. Approximately 85% of this revenue was from transaction fees and the balance was derived from information technology services provided to Delta and Northwest. Delta is the largest single travel supplier utilizing our GDS, as measured by transaction fee revenues, generating transaction fees that accounted for approximately 17% of our 2005 revenue, while Northwest and American Airlines represent approximately 10% and 9%, respectively, for the year ended December 31, 2005. In addition, approximately 71% of our information technology services revenues, which represented approximately 8% of our total revenues in 2005, are derived from providing processing, software development and other services to Delta and Northwest. Although we believe that each founding airline will continue to distribute its travel services through our GDS and that Delta and Northwest will continue to use our information technology services, there is no guarantee, particularly in light of the recent bankruptcy filings by Delta and Northwest, that our founding airlines will continue to use these services to the same extent as they did prior to the Acquisition or at all. In addition, although we have entered into noncompetition agreements with our founding airlines and each has agreed not to operate a GDS for three years after the Acquisition, there is no guarantee that our founding airlines will not indirectly compete with us in some or all of our markets, such as through supplier direct connections which could bypass our GDS. The loss or substantial reduction of fees from any of our founding airlines, or direct or indirect competition from any of our founding airlines, could negatively affect our revenues, inducement expense and financial condition.

For instance, in March 2004, Delta notified us that our GDS transaction fee pricing did not satisfy the conditions of our marketing support agreement with Delta. Delta indicated that, until we modify our GDS transaction fee pricing, it would suspend marketing support of us and the discount that Delta has provided to us for business travel. We have subsequently resolved the GDS transaction fee pricing issue and restored Delta’s marketing support and the business travel discount. In addition, in January 2005, Northwest notified us that our transaction fee pricing did not satisfy the conditions of our marketing support agreement with Northwest. Northwest indicated that until we modify our GDS transaction fee pricing, it would suspend its support of our sales and marketing efforts in the United States and a program in which Northwest provides discounted airline tickets for our use in conjunction with our sales activities. We notified Northwest that we disputed its position, and were ultimately able to work with Northwest to review the relevant data and resolve the issues. We do not believe that these actions will have a materially adverse impact to our business, financial condition and results of operations. However, the recent bankruptcies of Delta and Northwest could result in the loss or substantial reduction of fees from one or both airlines which could cause a material adverse effect on our business, financial condition and results of operations.

FASA Credits—The FASA credits and FASA credit payments owed under the FASAs may continue despite a significant reduction in or termination of FASA revenues.

Pursuant to our founder airline services agreements, or FASAs, with each of Delta and Northwest, we are obligated to provide monthly FASA credits to Delta and Northwest to be applied against FASA service fee payments due from those airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate of approximately $83.3 million to each of Delta and Northwest as of December 31, 2005. Our obligations to provide these FASA credits to Delta and Northwest may continue despite a significant reduction in service fee payments from Delta or Northwest under the FASAs, as applicable. For instance, if Delta or Northwest reduces or ceases operations in a way that reduces or eliminates the amount of airline services the airline obtains from us under its FASA including as a result of their bankruptcy filings, our FASA credit obligations will remain, although its failure to comply with its software development minimum and exclusivity obligations will constitute a breach of its agreement. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In addition, if we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. As a result, there could be a significant reduction in the revenues we receive from Delta and/or Northwest under the FASAs while our obligations to provide FASA credits and make FASA credit payments to Delta and/or Northwest, as applicable, would continue without interruption.

In addition, Delta or Northwest may terminate its FASA due to our failure to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement. Furthermore, such a termination by Delta or Northwest of its FASA would constitute a default under our “new senior credit facility” (as defined hereafter). If an event of default occurs, our lenders could elect to declare all amounts outstanding under our new senior credit facilities and any of our future credit facilities to be immediately due, and the lenders thereafter could foreclose upon the assets securing our senior credit facilities. In that event, we cannot assure you that we would have sufficient assets to repay all of our obligations, including our “old senior notes” and “new senior secured notes” (both as defined hereafter) and the related guarantees. If the event of default is waived by the applicable lenders under our senior credit facilities or our senior credit facilities are no longer outstanding, the remaining portion of the FASA credits deliverable by us to the terminating airline will not be provided according to the nine year schedule and will instead be payable in cash to the terminating airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our new senior secured notes. In such a circumstance, we will be required to make FASA credit payments to a terminating airline at a time when such airline is no longer paying FASA service fees to us. Although we have historically satisfied the relevant FASA performance standards under our predecessor services agreements with Delta and Northwest, we cannot assure you that we will continue to satisfy those standards and that the FASAs will not be terminated by Delta or Northwest. A termination of one or both of the FASAs under any of these circumstances could have a material adverse effect on our business, financial condition and results of operations. For further discussion of the terms of the FASAs, see the section captioned “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, we rely on several communications services companies in the United States and internationally to provide network connections between our data center and our travel agencies’ access terminals and also our travel suppliers. In particular, we rely upon AT&T, Verizon and SITA, which is owned by a consortium of airlines and other travel-related businesses, to maintain our data communications and to provide network services in the United States and in many countries served by us. We occasionally experience network interruptions and malfunctions that make our global distribution system or other data processing services unavailable or less usable. Any significant failure or inability of AT&T, Verizon and SITA or other communications companies to provide and maintain network access could have a material adverse effect on our revenues, operating costs and financial condition.

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

Changes and developments in the regulatory environment could have an adverse affect on our financial condition or results of operations, including by negatively impacting our transaction volume, transaction fees and by otherwise impacting the way we operate our business. GDSs have been, or are currently regulated by the U.S., the European Union (“E.U.”) and other countries in which we operate. The U.S. Department of Transportation (“DOT”) and the European Commission (“EC”) are the principal relevant regulatory authorities in the U.S. and the E.U., respectively. Most of the regulating bodies have reexamined or are examining their GDS regulations and appear to be moving toward deregulation. Regulatory changes in the U.S., E.U. or other countries could have a material adverse effect on our revenues, operating expenses, financial condition and results of operations.

Until July 31, 2004, DOT rules governed certain conduct of GDSs. On January 31, 2004, most DOT rules governing GDSs terminated. The remaining DOT rules terminated on July 31, 2004. Deregulation in the U.S. could create uncertainty as to established GDS business models. Discontinuance of the rules could facilitate efforts by the airlines to divert travel transactions to distribution channels that they own and control and could also facilitate movement of travel agencies from one GDS to another. In addition, elimination of the rule prohibiting discrimination in airline fees could affect transaction fee revenues. Although DOT’s GDS rules have terminated, DOT continues to assert statutory jurisdiction over GDSs.

E.U. regulations continue to address the participation of airline GDS owners in other GDSs. See the section captioned “GDS Industry Regulation” under “Item 1. Business” for further information.

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

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include eliminating the “obligated carrier” rule, which required larger airlines in Canada to participate equally in the GDSs, and elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Due to the elimination of the obligated carrier rule in Canada, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through the Worldspan GDS.

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

In addition, in the aftermath of the terrorist attacks of September 11, 2001, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Secure Flight Program and the Centers for Disease Control’s proposed rule making proposing requirements for additional data collection. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also incur legal defense costs and become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. These and other privacy developments that are difficult to anticipate could impact our legal and other operating expenses and financial condition.

Key Employees—Our ability to attract, train and retain executives and other qualified employees is crucial to results of operations and future growth.

We depend substantially on the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the GDS industry, including: Rakesh Gangwal, our Chairman, President and Chief

Executive Officer; Ninan Chacko, our Senior Vice President—Chief Commercial Officer; David A. Lauderdale, our Chief Technology Officer and Senior Vice President—Worldwide Technical Operations; Susan J. Powers, our Chief Information Officer and Senior Vice President—Worldwide Product Solutions; Jeffrey C. Smith, our General Counsel, Secretary and Senior Vice President—Human Resources; and Kevin W. Mooney, our Chief Financial Officer. We have entered into employment agreements with each of the above listed key employees to provide them with incentives to remain employed by us, all as more fully described in the section of this report entitled “Management—Employment agreements.” However, we cannot assure you that any of these individuals will continue to be employed by us. The specialized skills needed by our business are time-consuming and difficult to acquire and in short supply, and this shortage is likely to continue. A lengthy period of time is required to hire and train replacement personnel when skilled personnel depart the company. An inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

Business Combinations and Strategic Investments—We may not successfully make and integrate business combinations and strategic investments.

We plan to continue to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. These transactions with other companies create risks such as difficulty in assimilating the technology, products and operations with our technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; impairment of relationships with existing executives, employees, customers and business partners; and losses that may arise from equity investments. In the past, in an effort to secure new technologies or obtain unique content for our GDS, we have invested in a number of early-stage technology companies. Each of these investments has required senior management attention. Many of these companies have failed, and most of our investments have been written down. If we enter into such transactions in the future, we may expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations. In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise make these transactions on acceptable terms.

Seasonality—Because our business is seasonal, our quarterly results will fluctuate.

The travel industry is seasonal in nature. Travel transactions, and thus transaction fee revenues charged for the use of our GDS, typically decrease each year in the fourth quarter, due to the early reservations by customers for travel during the holiday season and a decline in transactions for business travel during the holiday season. During 2005 and 2004, our transactions in the fourth quarter have averaged approximately 21% and 22%, respectively, of total transactions for those years. Seasonality could cause our revenues to fluctuate significantly from quarter to quarter. Substantial fluctuations in our revenues could have a material adverse effect on us.

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

Approximately 27% of our revenues during 2005 were generated through our foreign subsidiaries. We face risks inherent in international operations, such as risks of:

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

•       respond to competitive pressures; and

•       respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

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

We have a significant amount of indebtedness. On December 31, 2005, we had total indebtedness of $725.9 million (of which $300.0 million consisted of our new senior secured notes,  $0.5 million consisted of our remaining old senior notes, $371.0 million consisted of senior debt under our senior credit facility, and the approximate balance consisted of obligations under capital leases). Our ratio of earnings to fixed charges was 1.0x, 2.0x and 0.4x for the years ended December 31, 2005 and December 31, 2004 and the six months ended December 31, 2003, respectively.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior secured notes do not fully prohibit us or our subsidiaries from doing so. Our new senior credit facility permits additional borrowings of up to $40.0 million. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Variable Rate Indebtedness—Our new senior credit facility and new senior secured notes may subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily our new senior secured notes and certain borrowings under our new senior credit facility discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations—Liquidity and Capital Resources,” are at variable rates of interest and expose us to interest rate risk based on market interest rates. While we have taken steps to minimize this risk through an interest rate swap, and expect to continue to use interest rate swaps to convert the variable rates on certain indebtedness to a fixed rate, if we are unable to enter into such agreements in the future and interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. As of December 31, 2005, we had variable rate debt of approximately $671.0 million, of which $508.4 million is hedged. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on 2006 pre-tax earnings and cash flows of approximately $6.7 million.

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

As a result of their stock ownership of WTI, our ultimate parent, Citigroup Venture Capital Equity Partners, L.P. (“CVC”), certain of its affiliates and Ontario Teachers’ Pension Plan Board (“OTPP”) together own beneficially about 91% of WTI’s outstanding capital stock. By virtue of their stock ownership, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

ITEM 2.     PROPERTIES

The table below provides a summary of our principal facilities as of December 31, 2005.

Location	Total square feet	Leased or owned	Principal function
Atlanta, Georgia	278,532	Leased	Headquarters & administration
Atlanta, Georgia	120,000	Leased	Data center
London, England	15,000	Leased	Office space
Kansas City, Missouri	81,704	Leased	Office space
Mexico City, Mexico	7,424	Leased	Office space

Some of our office leases are on month-to-month renewals, with our primary office leases expiring during various times from July 2005 to December 2014, subject to renewal options. Our data center lease with Delta expires in 2022. In addition, we have an additional 61,698 square feet leased for 29 office locations around the world. We recently renewed our existing headquarters lease through December 2014, reducing the amount of square footage leased. We believe that our headquarters, other offices and data center are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

ITEM 3.                LEGAL PROCEEDINGS

Legal Proceedings

On September 19, 2005, we filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division. Orbitz is one of our largest online travel agency customers and represented approximately 9% of our transaction volume for the twelve month period ended December 31, 2005. Our complaint alleges that Orbitz accessed our computer system without authorization to obtain our seat map data in violation of the Federal Computer Fraud and Abuse Act and in breach of our agreement with Orbitz. In addition, our complaint further alleges that Orbitz’s use of Galileo and ITA, competing computer reservation systems, in connection with direct connect airline segments constitutes a breach of our agreement with Orbitz. We are seeking injunctive relief to prevent the unauthorized accessing and use of our seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. We also seek monetary damages from Orbitz in excess of $50.0 million and reimbursement for our attorneys’ fees and costs.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are wholly-owned by Worldspan Technologies Inc., or WTI, a privately owned corporation formerly named Travel Transaction Processing Corporation. There is no public trading market for our equity securities or for those of WTI. As of March 1, 2006, there were 44 holders of WTI Class A Common Stock and 1 holder of WTI Class B Common Stock.

On February 28, 2005, WTI entered into a stock subscription agreement in connection with the exercise by a member of management of his option to purchase 16,000 shares of WTI Class A Common Stock for an aggregate purchase price of $25,440.00. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder. On March 21, 2005, WTI entered into a restricted stock subscription agreement under which one of our executive officers purchased an aggregate of 200,000 restricted shares of WTI Class A Common Stock at a price of $1.00 per share, for an aggregate purchase price of $200,000.00. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder and was made without registration pursuant to the exemption provided by Rule 701 of the Securities Act.

For further information about these transactions and ownership aspects of the WTI Common Stock, see “Item 13. Certain Relationships and Related Transactions.”

Our senior credit facility contains customary restrictions on our ability, WTI’s ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our Senior Second Lien Secured Floating Rate Notes due 2011 and the notes issued by WTI to Citicorp Mezzanine III, L.P. and CVC Capital Funding, LLC contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends. For further information related to the payment of dividends, see the discussion contained in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA (Dollars and transactions in thousands)

	Predecessor Basis			Successor Basis
			Six Months	Six Months
			Ended	Ended
	Year Ended December 31,		June 30,	December 31,	Year Ended December 31,
	2001	2002	2003	2003	2004	2005
Statement of Operations Data:
Revenues:
Electronic travel distribution	$762,304	$807,095	$414,933	$396,488	$876,552	$881,599
Information technology services	126,049	107,774	52,539	32,974	67,666	72,156
Total revenues	888,353	914,869	467,472	429,462	944,218	953,755
Total operating expenses	807,775	802,902	417,969	421,612	855,761	837,662
Operating income	80,578	111,967	49,503	7,850	88,457	116,093
Interest expense	(703)	(3,396)	(2,355)	(20,596)	(40,113)	(59,695)
Loss on extinguishment of debt	—	—	—	—	—	(55,597)
Net income (loss)	$63,169	$104,819	$28,414	$(14,700)	$41,863	$(675)
Balance Sheet Data (at End of Period):
Cash and cash equivalents	$85,941	$132,101	$43,931	$43,746	$100,474	$58,093
Working capital (deficit)(1)	22,687	62,831	(20,542)	(17,729)	21,401	(10,379)
Property and equipment	127,538	115,610	110,711	120,510	118,218	91,283
Total assets	427,894	454,866	385,801	1,119,495	1,112,286	988,850
Total debt(2)	77,818	93,556	96,807	464,138	410,935	725,918
Partners’ capital	137,356	135,602	54,226	416,552	451,399	31,509
Other Data:
Total transactions using the Worldspan system(3):
Online	54,790	75,896	45,058	45,201	101,451	106,439
Traditional	140,774	116,370	54,064	48,397	101,000	96,380
Total transactions	195,564	192,266	99,122	93,598	202,451	202,819
Depreciation and amortization	$83,425	$79,215	$32,322	$52,955	$101,878	$100,745
Capital expenditures(4)	56,653	56,484	22,840	29,490	38,617	14,881
Distributions	175,000	100,000	110,000	—	—	—
Ratio of earnings to fixed charges(5)	6.6x	12.6x	7.4x	0.4x	2.0x	1.0x

(1)    Working capital is calculated as current assets (including cash and cash equivalents) minus current liabilities.

(2)    Includes old senior notes, term loan and obligations under capital leases.

(3)    We designate each travel agency for which we process transactions as traditional or online based on management’s belief as to whether a travel agency is traditional or online. The historical transaction data set forth above reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies periodically and reclassify as appropriate.

(4)    The following table summarizes capital expenditures for the periods indicated:

	Predecessor Basis			Successor Basis
			Six Months	Six Months
	Year Ended		Ended	Ended	Year Ended
	December 31,		June 30,	December 31	December 31,
	2001	2002	2003	2003	2004	2005
	(Dollars in thousands)
Purchase of property and equipment	$22,337	$12,375	$4,236	$15,961	$13,758	$14,100
Assets acquired under capital leases	30,703	41,053	17,237	12,134	23,994	762
Capitalized software for internal use	3,613	3,056	1,367	1,395	865	19
Total capital expenditures	$56,653	$56,484	$22,840	$29,490	$38,617	$14,881

(5)    The ratio of earnings to fixed charges is computed by dividing earnings to fixed charges. For this, purpose, “earnings” include income before taxes, income or loss from equity investees and fixed charges. “Fixed charges” include interest costs and such portion of rental expense as can be demonstrated to be representative of the interest factor.

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

In accordance with the requirements of purchase accounting, the assets and liabilities of the company were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition. The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the results discussed for the years ended December 31, 2004 and 2005 are not comparable with the six month periods ended June 30, 2003 and December 31, 2003.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process bookings and issue tickets for the products and services of approximately 800 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. Globally, we are the largest transaction processor for online travel agencies, having processed approximately 61% of all global distribution system, or GDS, online air transactions during 2005. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for approximately 32% of GDS air transactions and over 64% of online GDS air transactions processed during 2005. During 2005, we processed approximately 203 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

Since 2001, we have continued to take steps to reduce our operating expenses. We have reduced personnel cost through targeted reductions in the number of personnel and personnel related costs such as benefit plans and pension plans and increased use of offshore resources to reduce the cost of application development and travel agency support functions. We renegotiated our network, technology and communication contracts with our primary providers in 2004. In addition, we have pursued a strategy to move customers from Worldspan sponsored networks to third party sponsored networks. These actions have led to decreases in our network and communication expenses in both 2005 and 2004. Each of these steps has generated cost savings which are expected to continue in future years; however, the actual amount of our ongoing expenses may ultimately be impacted by future changes in healthcare and technology costs and usage, which we are unable to predict.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 52% and 51% of our total revenues for the years ended December 31, 2005 and 2004, respectively, while our top ten largest airline relationships represented an aggregate of approximately 64% of our total revenues for the years ended December 31, 2005 and 2004. Our relationships with four online travel agencies, Expedia, Orbitz, Hotwire and Priceline, represented 50% of our total transactions during the year ended December 31, 2005. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. For further information, see “Item 1A. Risk Factors—Dependence on a Small Number of Online Travel Agencies.”

In September 2005, we and Orbitz LLC (“Orbitz”) each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Legal Proceedings.” Both Expedia and Priceline have signed agreements with another GDS. While we are unable to estimate the volume of Expedia transactions that could move to the other GDS, based on recent statements made by Expedia, we believe some portion of Expedia volume could move in the second half of 2006. We have not received any notification from Priceline as to the timing and volume of transactions that it intends to move.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. Revenues generated by Delta and Northwest were $256.8 million and $266.1 million for the years ended December 31, 2005 and 2004. These amounts represented approximately 27% and 29% of total revenues for the years ended December 31, 2005 and 2004, respectively.

The following table summarizes the amounts owed to us and revenue received by us from Delta and Northwest as of and for the year ended December 31, 2005 under our two primary agreements held with these two airlines:

	Delta	Northwest
	(dollars in thousands)
Pre-bankruptcy petition accounts receivable (1)	$4,034	$16,098
Post-bankruptcy petition accounts receivable	13,812	11,158
Total accounts receivable at December 31, 2005	$17,846	$27,256
Total revenue for the year ended December 31, 2005	$161,229	$95,621
% total revenue for the year ended December 31, 2005	17%	10%

(1)            $15,635 of Northwest’s pre-bankruptcy petition accounts receivable is included in “Other long-term assets” in the consolidated balance sheet.

Since December 31, 2005, we have received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $2.9 million and $22.2 million, respectively. While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us. At the present time, we are not aware of an action by either Delta or Northwest to reject any agreements with us and, accordingly, continue to operate with the two airlines under our existing commercial agreements. We believe that the GDS and IT services we provide to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. We expect that post-bankruptcy petition amounts will continue to be collected in accordance with the terms of our current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our founding airline services agreement (“FASA”) credit obligations. We will continue to exercise our recoupment rights for outstanding service fees owed to us in the amount of $4.5 million for the period preceding the Delta and Northwest bankruptcies. As a result, we did not record a reserve for the accounts receivable outstanding as of December 31, 2005. However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods.

In connection with the Acquisition, we recorded an intangible asset in the amount of $33.2 million related to our FASAs with Delta and Northwest. As of December 31, 2005, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $27.6 million. This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets. The services provided to Delta and Northwest under the terms of their respective FASA include internal reservation services, development services and other support services. We continue to provide services to the airlines in accordance with the terms of the respective FASA. We believe that these services are essential to the continued operation of the airlines. In addition, we believe that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit each airline receives as a part of the respective FASA. We do not believe that the long term value of the FASAs has changed based on any facts currently available to us. Given the early stage of the bankruptcy proceedings for Delta and Northwest, additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASAs and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, we also recorded additional intangible assets of approximately $321.6 million related to the value of our existing contracts with online travel agencies, traditional travel agencies and travel suppliers. We believe that the Delta and Northwest bankruptcy filings will not have a materially adverse impact on cash flows because the travel customer would be able to select another supplier in the Worldspan GDS if Delta and Northwest were to reduce their flight capacity. Alternatively, Delta and Northwest could further pursue GDS alternatives allowing them to bypass the Worldspan GDS. If either Delta or Northwest were successful in bypassing the Worldspan GDS entirely or significantly reducing their flight capacity, our cash flow and financial condition could be materially, adversely effected and possibly result in an impairment of the intangible asset in the future. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us by Delta or Northwest will be challenged in the bankruptcy proceedings.

Supplier Content and Transaction Fees

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content, including web fare content, for distribution to traditional and online agency subscribers. Historically, we have increased the transaction fees we collect from our airline suppliers, which pay a substantial portion of our transaction fees. We do not anticipate that this historic trend of annual transaction fee increases will continue in the future due to our plans to renew content agreements or enter into alternative agreements with major airlines. For instance, we have entered into content agreements with American Airlines, Continental Airlines, Delta, Northwest, United Air Lines and US Airways. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same content it provides to the travel agency subscribers of other GDSs (including web fares) in exchange for payments from us and/or discounts in transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. In addition, pursuant to this agreement, each airline has agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, these obligations continue until 2006 (with respect to certain contracted airlines) or 2007 (in the case of British Airways). These content agreements are intended to provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We are currently in discussions with certain of our major airline suppliers regarding the renewal of these agreements that are due to expire and/or the negotiation of new content agreements by the end of 2006. While we cannot currently predict the outcome of these negotiations, we believe that transaction fees paid to us by the airlines could be lower than the terms of our current agreements. The nature and extent of any reductions in supplier transaction fees could be impacted by the actions of some of our GDS competitors whose content agreements generally expire in advance of ours. The outcome of these negotiations and the financial impact they may have are difficult to predict and could be material to our revenues, operating profit, financial condition and cash flows. At this time we cannot predict how the Delta and Northwest bankruptcies may affect our ability to renegotiate our content agreements with them. The inability to renegotiate our content agreements or the rejection of the existing agreements in bankruptcy by one or both airlines could have a material adverse effect on our business, financial condition and results of operations.

We believe that obtaining similar content from our other major airline travel suppliers is important to our ability to compete, since other GDSs have also entered into content agreements with various airlines. We expect that future content agreements will require us to make, in the aggregate, significant payments or other concessions to the participating airlines, which we expect will reduce our revenues.  Further, should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions from us to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operation.

Financial Conditions in the Airline Industry

The downturn in the commercial airline market, together with, and resulting from, the ongoing threat of terrorist acts after September 11, 2001, the global economic downturn, the continuing conflict in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others are considering, or may consider, bankruptcy relief. We derive a substantial portion of our revenues from transaction fees received directly from airlines and from the sale of products and services directly to airlines. In circumstances where an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline, a rejection by the airline of some or all of our agreements with it, or loss of the revenue by other means such as an airline liquidation, all of which could have a material adverse effect on our business, financial condition and results of operation. In September 2005, Delta and Northwest entered bankruptcy protection. For further discussion of the potential impact of these bankruptcy filings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Channel Shift

An increasing number of travel transactions are being made online. In 2005, airline transactions generated through online travel agencies accounted for approximately 34% of all airline transactions in the United States processed by a GDS, up from approximately 31% in 2004, approximately 28% in 2003, and approximately 23% in 2002. Between 2002 and 2005, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 11.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to other GDSs , compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies. Accordingly, as we continue to experience significant channel shift, we expect our inducements cost to continue to grow and direct costs related to supporting traditional travel agencies to continue to decline.

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

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. See “Item 1. Business—Risk Factors—Dependence on a Small Number of Online Travel Agencies—We are highly dependent on a small number of large online travel agencies, and the success of our business depends on continuing these relationships and the continued growth of online travel commerce” for further information. For example, Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia’s transactions has not occurred; however, based on recent statements made by Expedia, we believe some movement of transactions may occur in the second half of 2006. Currently, we cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. In connection with the Acquisition, we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of December 31, 2005 was $24.2 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with the other GDS provider, we will further assess the impact, if any, on our overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets . See the sections captioned “—Critical accounting policies—Long-lived assets” and “—Goodwill and other intangible assets” under this Item 7 for further information. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Cendant Corporation acquired Orbitz in February 2005. Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights. Also, in September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 3. Legal Proceedings.”  In addition, on February 10, 2006, Priceline announced that it had signed an agreement with another GDS. Currently, we are unable to estimate the magnitude and timing of any movement of transactions to the other GDS.

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $83.3 million to each of Delta and Northwest as of December 31, 2005, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. See the section captioned “Liquidity and Capital Resources” below under this Item 7 for further information on the FASA credits. At this time we cannot predict how the Delta and Northwest bankruptcies may affect the FASAs. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations. We will continue to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court. The rejection of those agreements in bankruptcy by one or both airlines could have a material adverse effect on our business, financial condition and results of operations.

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

Business Segment Summary

Our revenues are primarily derived from transaction fees paid by our travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees from our information technology services operations:

•Electronic travel distribution revenues are generated by charging a fee per transaction, which is generally paid by the travel supplier, based upon the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenues are based on the volume of transactions and are not dependent on the revenue earned by the supplier for that booking. We recognize revenue for airline travel transactions in the month the transactions are processed, net of cancellations processed in that month. Revenues for other types of travel transactions are recognized at the time the booking is used by the traveler. Although the substantial majority of our electronic travel distribution revenues are derived from transaction fees paid by travel suppliers, we have an agreement with Hotwire which does not follow this traditional business model. Under our agreement with Hotwire, we generally derive revenues from a service fee payable by Hotwire (rather than the travel supplier) based upon the number of travel transactions booked.

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

Critical Accounting Policies

Allowance for Doubtful Accounts

We generate a significant portion of our revenues and corresponding accounts receivable from the travel industry and, in particular, the commercial airline industry. As of December 31, 2005, approximately 80% of our accounts receivable were attributed to commercial airlines. Our other accounts receivable are generally attributable to other travel suppliers or travel agencies. We evaluate the collectibility of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Our collection risk with respect to our air travel suppliers may be mitigated by our participation in industry clearinghouses, which allow for centralized payment of service providers.

Since 2001, the travel industry has been adversely impacted by a decline in travel. Our customers have been negatively affected by the continuing lower levels of travel activity. Several major airlines are currently experiencing liquidity problems, leading some airlines to seek bankruptcy protection. Other airlines may seek relief through bankruptcy in the future. We believe that we have appropriately considered these and other factors impacting the ability of our travel suppliers and travel agencies to pay amounts owed to us. However, if demand for commercial air travel further softens due to terrorist acts, war, other incidents involving commercial air transport or other factors, the financial condition of our customers may be adversely impacted. If we begin, or estimate that we will begin, to experience higher than currently expected defaults on amounts due us, our estimates of the amounts which we will ultimately collect could be reduced by a material amount. In that event, we would need to increase our allowance for doubtful accounts, which would result in a charge to our earnings.

Air Transaction Cancellation Reserve

We record revenues for airline transactions processed by us in the month a travel booking is made. However, if the booking is subsequently cancelled, the transaction fee or fees associated with the booking may be credited or refunded to the airline. Therefore, we record revenues net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require us to refund a transaction fee, we assume that a significant percentage of cancellations are followed by an immediate re-booking without a net loss of revenues. This assumption is based on historical rates of cancellations and transaction re-bookings and has a significant impact on the amount reserved. If circumstances change, such as higher than expected cancellation rates or changes in the rate of immediate re-bookings, our estimates of future cancellations could be increased by a material amount, and our revenues could be decreased by a corresponding amount. At December 31, 2005 and 2004, our air transaction cancellation reserve was $8.2 million and $8.1 million, respectively. This reserve is sensitive to the number of bookings remaining for future travel periods and the cancellation rate used in the calculation as of each balance sheet date. For example, if either bookings for future travel or the cancellation rate as of December 31, 2005 had been 10% higher, the reserve balance would have been increased by approximately $0.8 million.

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

Lease Classification

We lease our data center facility and a significant portion of our data center equipment. At the inception of each lease agreement, we assess the lease for capitalization based upon the criteria specified in SFAS No. 13, Accounting for Leases. As of December 31, 2005, our liabilities included $54.4 million in outstanding capital lease obligations.

During 2002, we entered into a five-year Asset Management Offering agreement with IBM (the “IBM AMO”) for hardware, maintenance, software and other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. As of December 31, 2005, the minimum payments due under the amended agreement are approximately $148.9 million, plus additional contingent payments dependent on the rate of growth of electronic travel distribution transaction volumes. The agreement has been accounted for as a multiple-element software arrangement in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The total cost of the agreement is allocated to the various products and services obtained based upon their relative fair values at initiation of the arrangement and each element of the arrangement is accounted for separately as either a capital or period cost, depending on its characteristics. The hardware acquired under this agreement is accounted for in accordance with SFAS 13. In addition, SOP 98-1 requires software licensed for internal use to be evaluated in a manner analogous to SFAS 13 for purposes of determining accounting treatment. At December 31, 2005, we had outstanding capital lease obligations of $21.3 million associated with this agreement. Certain other costs associated with the agreement are treated as operating leases and are expensed based upon utilization throughout the term of the agreement.

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

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenues:
Electronic travel distribution	88.8%	92.3%	92.8%	92.4%
Information technology services	11.2	7.7	7.2	7.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	71.5	74.4	70.7	69.3
Developed technology amortization	1.6	2.6	2.4	2.5
Total cost of revenues	73.1	77.0	73.1	71.8
Selling, general and administrative expenses	16.3	16.9	13.7	12.2
Amortization of intangible assets	—	4.3	3.9	3.9
Total operating expenses	89.4	98.2	90.7	87.9
Operating income	10.6	1.8	9.3	12.1
Total other expense, net	(4.5)	(5.0)	(4.6)	(12.0)
Income (loss) before provision for income taxes	6.1	(3.2)	4.7	0.1
Income tax expense	—	0.2	0.3	0.2
Net income (loss)	6.1%	(3.4)%	4.4%	(0.1)%

The following table shows total transactions using the Worldspan GDS for the periods presented. The historical transaction data set forth below reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies periodically and reclassify as appropriate.

Worldspan Transaction Summary
(in millions)

	Year Ended December 31, 2005	Year Ended December 31, 2004	% Change
Traditional	96.4	101.0	(4.6)%
Online	106.4	101.5	4.8%
Total transactions	202.8	202.5	0.2%

Worldspan Revenue Summary
(in millions)

	Year Ended December 31, 2005	Year Ended December 31, 2004	% Change
Electronic travel distribution	$881.6	$876.5	0.6%
Information technology services	72.2	67.7	6.6%
Total revenue	$953.8	$944.2	1.0%

Worldspan Revenue per Transaction Summary

	Year Ended December 31, 2005	Year Ended December 31, 2004	% Change
Revenue per transaction	$4.35	$4.33	0.5%

Comparison of Year Ended December 31, 2005 and December 31, 2004

Revenues

Total revenues increased $9.6 million or 1.0% to $953.8 million from $944.2 million for the years ended December 31, 2005 and 2004, respectively. The increase was attributable to an increase in the volume of transactions processed by online travel agencies, an increase in higher average fees per transaction and an increase in subscription-based technology services when compared to the prior year. This increase was partially offset by a decrease in the volume of transactions processed by traditional travel agencies during the year.

Electronic travel distribution revenues increased $5.1 million or 0.6% to $881.6 million from $876.5 million for the years ended December 31, 2005 and 2004, respectively. This slight increase was due to a 4.9 million or 4.9% increase in transactions generated by online travel agencies and a 0.5% increase in the average fee per transaction. This increase was partially offset by a 4.6 million or 4.6% decrease in transactions generated by traditional travel agencies.

Information technology services revenues increased $4.5 million or 6.6% to $72.2 million from $67.7 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily attributable to increased revenue associated with sales of Worldspan Rapid Reprice SM and Electronic Ticketing.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization decreased $6.7 million or 1.0% to $660.9 million from $667.6 million for the years ended December 31, 2005 and 2004, respectively. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 69.3% from 70.7% for the years ended December 31, 2005 and 2004, respectively. The $6.7 million decrease was primarily driven by lower network and communication costs and employee costs, partially offset by higher inducements paid to travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization decreased $5.4 million or 0.9% to $576.3 million from $581.7 million for the years ended December 31, 2005 and 2004, respectively. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total electronic travel distribution revenue decreased to 65.4% from 66.4% for the years ended December 31, 2005 and 2004, respectively. The $5.4 million decrease was primarily attributable to a $27.3 million decrease in network and communication costs and a $12.1 million decrease in employee costs, partially offset by a $35.5 million increase in inducements paid to travel agencies. Network and communication costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks, the migration of supplier connections to less expensive IP-based connections and the renegotiation of our network and communication contracts with our primary vendors in 2004. Employee related costs declined from the prior year due to lower headcount as a result of improved organizational effectiveness and efficiency and workforce reductions that were implemented throughout 2005. This was partially offset by increased inducements due to a 10.5% increase in the average inducement rate per transaction. In addition, online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions, increased from the prior year. This increase was partially offset by lower transactions generated by traditional travel agencies.

Cost of information technology services revenues excluding developed technology amortization decreased $1.3 million or 1.5% to $84.6 million from $85.9 million for the years ended December 31, 2005 and 2004, respectively. Cost of information technology services revenues excluding developed technology amortization was 117.2% of information technology services revenue for the year ended December 31,

2005 as compared to 126.9% for the year ended December 31, 2004. This decrease was primarily caused by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization increased $1.1 million or 4.9% to $23.4 million from $22.3 million the years ended December 31, 2005 and 2004, respectively. Developed technology amortization was 2.5% of total revenue for the year ended December 31, 2005  as compared to 2.4% for the year ended December 31, 2004. The $1.1 million increase was primarily the result of the write-down in the second quarter of 2005 of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.8 million or 9.9% to $116.5 million from $129.3 million for the years ended December 31, 2005 and 2004, respectively. The decrease was primarily attributable to a $10.9 million decrease in bad debt expense, a $3.3 million decline in employee costs, partially offset by increases in depreciation, travel and outside consulting services. The bad debt expense declined primarily as a result of settlements received on previously reserved for outstanding customer balances in the second, third and fourth quarters of 2005. Employee costs declined due to lower headcount from the prior year due to the restructuring activities in 2004 and 2005. As a percentage of total revenue, selling, general and administrative expenses decreased to 12.2% in the year ended December 31, 2005 from 13.7% in the prior year. Excluding the reduction in bad debt expense, selling, general and administrative expenses were 13.4% of total revenue for the year ended December 31, 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.3 million or 0.8% to $36.8 million from $36.5 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of total revenue, amortization of intangible assets was 3.9% for the years ended December 31, 2005 and December 31, 2004. The intangible assets acquired as a result of the Acquisition are amortized on a straight-line basis over their estimated useful lives and the related amortization is expected to remain constant.

Operating Income

Operating income increased $27.6 million or 31.2% to $116.1 million from $88.5 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of total revenue, operating income increased to 12.2% from 9.3% for the years ended December 31, 2005 and 2004, respectively. The increase is due primarily to a decrease in operating expenses of $18.1 million or 2.1% and a $9.5 million or 1.0% increase in total revenue.

Net Interest Expense

Net interest expense increased $19.6 million or 48.9% to $59.7 million from $40.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in net interest expense was primarily related to the increase in debt outstanding that was issued in connection with the Refinancing Transactions (in the section captioned under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes”) in February 2005. On April 29, 2005, we filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the Floating Rate Notes for substantially identical notes (9 5/8% Senior Notes). The Form S-4 became effective on October 25, 2005. The Floating Rate Notes agreement required that the Form S-4 be declared effective within 180 days of the closing of the offering or August 10, 2005. Liquidated damages of $0.2 million in the form of an increase in the interest rate of the Floating Rate Notes accrued from August 11, 2005 until the Form S-4 became effective on October 25, 2005.

Total Other Expense, Net

Total other expense, net increased $71.2 million to $114.7 million from $43.5 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to a $55.6 million loss on extinguishment of debt and a $19.6 million increase in net interest expense, both related to the debt issued in connection with the Refinancing Transactions in February 2005.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions decreased $1.0 million to $2.1 million from $3.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease was due to a benefit that was recorded in the current year for previously unrecorded foreign tax credits.

Net Income

Net income decreased $42.6 million or 101.7% to a net loss of $0.7 million from net income of $41.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease was primarily due to a $55.6 million loss on the extinguishment of debt associated with the Refinancing Transactions and a $19.6 million increase in interest expense associated with the increased debt outstanding that was issued in connection with the Refinancing Transactions, partially offset by improved operating income.

Comparison of Successor Year Ended December 31, 2004 to the Successor Six Months Ended December 31, 2003 and the Predecessor Six Months Ended June 30, 2003

Revenues

Total revenues increased $47.2 million or 5.3% to $944.2 million for the year ended December 31, 2004 from $429.5 million for the six months ended December 31, 2003 and $467.5 million for the six months ended June 30, 2003. This increase was primarily attributable to higher average fees per transaction and an increase in the volume of transactions processed during 2004 when compared to the same period in the prior year.

Electronic travel distribution revenues increased $65.2 million or 8.0% to $876.6 million for the year ended December 31, 2004 from $396.5 million for the six months ended December 31, 2003 and $414.9 million for the six months ended June 30, 2003. The increase in revenues was largely attributable to a 2.3% higher average fee per air transaction and an 8.3 million or 4.7% increase in transactions generated from air travel suppliers during the period. The increase was also attributable to a 3.9% higher average fee per car and hotel transaction and a 1.7 million or 9.5% increase in the volume of car and hotel transactions processed.

Information technology services revenues decreased $17.8 million or 20.8% to $67.7 million for the year ended December 31, 2004 from $33.0 million for the six months ended December 31, 2003 and $52.5 million for the six months ended June 30, 2003. The decrease was primarily attributable to $16.7 million of FASA credits for the first six months of 2004, which are provided under the terms of the FASAs, for which there was no corresponding credit during the first six months of 2003 and a reduction in certain operating expenses which are passed through to Delta and Northwest.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization increased $13.5 million or 2.1% to $667.6 million for the year ended December 31, 2004 from $319.6 million for the six months ended December 31, 2003 and $334.5 million for the six months ended June 30, 2003. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 70.7% for the year ended December 31, 2004 compared to 74.4% for the six months ended December 31, 2003 and 71.5% for the six months ended June 30, 2003. The $13.5 million or 2.1% increase was primarily attributable to higher inducements paid to travel agencies, partially offset by lower employee costs, network and communication costs, software expenses and reduction in depreciation on hardware provided to traditional travel agencies.

Cost of electronic travel distribution revenues excluding developed technology amortization increased $18.2 million or 3.2% to $581.7 million for the year ended December 31, 2004 from $275.4 million for the six months ended December 31, 2003 and $288.1 million for the six months ended June 30, 2003. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of electronic travel distribution revenues changed to 66.4% for the year ended December 31, 2004 compared to 69.5% for the six months ended December 31, 2003 and 69.4% for the six months ended June 30, 2003. The $18.2 million or 3.2% increase was primarily attributable to a 22.8% increase in inducements paid to travel agencies, which was partially offset by an 18.9% decline in employee costs, a 25.5% reduction in network and communication charges, a 21.0% decrease in software costs, and a 9.5% reduction in depreciation, principally on hardware provided to traditional travel agencies. Inducements grew due to the growth in transaction volumes and the continuing shift toward online travel agency transactions, which tend to have higher inducement costs than traditional travel agency transactions. Employee costs declined as a result of the April 2003 workforce reductions. In addition, as part of a cost savings initiative, we reduced the salaries of U.S. and Canadian employees by 5%, which was effective May 1, 2003. We also froze all further benefit accruals under the defined benefit pension plan effective December 31, 2003, which reduced the pension benefits net periodic costs during 2004. Network costs decreased due to migration of customers to Internet-based products rather than dedicated circuits. In addition, during the first quarter of 2004, we renegotiated our network and communication contracts with our primary providers. Software expenses decreased as a result of our exercising our right to terminate agreements with two technology providers, for which there was no corresponding charge during the year ended December 31, 2004. Depreciation on hardware provided to traditional travel agencies decreased due to the decrease in capital expenditures for this type of hardware. As traditional travel agencies purchase their own equipment, our need to continue this capital expenditure decreases.

Cost of information technology services revenues excluding developed technology amortization decreased $4.7 million or 5.2% to $85.9 million for the year ended December 31, 2004 from $44.2 million for the six months ended December 31, 2003 and $46.4 million for the six months ended June 30, 2003. As a percentage of information technology services revenues, cost of information technology services revenues excluding developed technology amortization changed to 126.9% for the year ended December 31, 2004 from 133.9% for the six months ended December 31, 2003 and 88.4% for the six months ended June 30, 2003. This decrease was primarily caused by the reduced costs attributable to the hosting operations for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization increased $3.9 million or 21.2% to $22.3 million for the year ended December 31, 2004 from$11.0 million for the six months ended December 31, 2003 and $7.4 million for the six months ended June 30, 2003.  DTA was 2.4%, 2.6% and 1.6% of revenues for the year ended December 31, 2004, the six months ended December 31, 2003 and the six months ended June 30, 2003, respectively. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives. The related amortization during 2004 was higher when compared to the same period in the prior year because there was no corresponding amortization during the first six months of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.5 million or 13.1% to $129.3 million for the year ended December 31, 2004 from $72.7 million for the six months ended December 31, 2003 and $76.1 million for the six months ended June 30, 2003. The decrease was attributable to a decrease in depreciation expense, reduced advertising and promotion activities, decreased utilization of consulting services, and our recording a workforce reduction charge of $2.1 million during the year ended December 31, 2004 as compared to a workforce reduction charge of $4.6 million recorded during the six months ended June 30, 2003. Depreciation expense decreased due to a decline in capital expenditures supporting general administrative functions. Advertising and promotion and consulting costs decreased as a result of our cost savings initiatives. These decreases were offset by a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services. The 2003 workforce reduction, which affected approximately 200 employees, was a result of decreased travel, and related transaction volumes, caused by several factors including the war in Iraq, concerns over SARS and the weakened economy. The $4.6 million charge included $4.0 million for the electronic travel distribution segment and $0.6 million for the information technology services segment. The annual labor costs represented by the employees terminated in the 2003 workforce reduction was approximately $11.1 million. We expect that the 2003 workforce reduction will decrease our labor costs in the future, although other factors, including any future expansion of our workforce, will also impact our ongoing labor costs. As a percentage of total revenue, selling, general and administrative expenses decreased to 13.7% for the year ended December 31, 2004 from 16.9% for the six months ended December 31, 2003 and 16.3% for the six months ended June 30, 2003, respectively.

Amortization of Intangible Assets

Amortization of intangible assets increased $18.2 million to $36.5 million for the year ended December 31, 2004 from $18.3 million for the six months ended December 31, 2003. As a percentage of total revenue, amortization of intangible assets was 3.9% for the year ended December 31, 2004 and 4.3% for the six months ended December 31, 2003. This increase was a result of the Acquisition. Purchase accounting requires intangible assets to be recorded at their fair value and amortized over their estimated useful lives. The related amortization during 2004 was higher when compared to the same period in the prior year since there was no corresponding amortization during the first six months of 2003.

Operating Income

Operating income increased $31.1 million or 54.2% to $88.5 million for the year ended December 31, 2004 from $7.9 million for the six months ended December 31, 2003 and the $49.5 million for the six months ended June 30, 2003. As a percentage of total revenue, operating income was 9.3%, 1.8% and 10.6% for the year ended December 31, 2004, the six months ended December 31, 2003 and the six months ended June 30, 2003, respectively. The increase in operating income primarily resulted from a 8.0% increase in electronic travel distribution revenues, an 18.9% decrease in employee costs, a 25.5% decrease in network and communication costs, a 21.0% decrease in software expenses, and an 11.5% decrease in depreciation primarily on agency and office equipment, partially offset by a 22.8% increase in inducements paid to travel agencies and increased amortization of the fair value of amortizing intangible assets as a result of the Acquisition.

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

Total Other Expense, Net

Total other expense, net increased $1.0 million to $43.5 million for the year ended December 31, 2004 from $21.6 million for the six months ended December 31, 2003 and $20.9 million for the six months ended June 30, 2003.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions increased $2.0 million to $3.1 million for the year ended December 31, 2004 from $1.0 million for the six months ended December 31, 2003 and $0.1million for the six months ended June 30, 2003. The increase in income tax expense relates to an increase in the taxable income of our foreign subsidiaries during the year ended December 31, 2004 and the utilization of foreign deferred tax assets of $0.9 million.

Net Income

Net income increased $28.2 million to $41.9 million for the year ended December 31, 2004 from the $14.7 million net loss for the six months ended December 31, 2003 and the $28.4 million net income for the six months ended June 30, 2003. This increase was primarily as a result of a $31.1 million increase in operating income and a $17.3 million change-in-control expense recorded during the six months ended June 30, 2003, for which there was no corresponding charge during 2004. These amounts were partially offset by a $17.1 million increase in net interest expense associated with the debt issued in connection with the Acquisition, a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services, an increase in income tax expense attributable to our foreign subsidiaries and the utilization of foreign deferred tax assets of $0.9 million.

Quarterly Results

The following table sets forth our unaudited historical revenues, operating income and net income (loss) by quarter during 2004 and 2005:

	Fiscal Year 2004				Fiscal Year 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(Dollars in thousands)
Revenues:
Electronic travel distributions	$ 232,539	$ 232,487	$ 217,937	$ 193,589	$ 241,958	$ 227,481	$ 222,487	$ 189,673
Information technology services	15,992	16,317	15,851	19,506	18,624	18,150	17,218	18,164
Total	$ 248,531	$ 248,804	$ 233,788	$ 213,095	$ 260,582	$ 245,631	$ 239,705	$ 207,837
Operating income	$ 27,391	$ 31,113	$ 24,919	$ 5,034	$ 34,992	$ 35,600	$ 35,029	$ 10,472
Net income (loss)	16,152	21,513	9,845	(5,647)	(34,062)	18,477	18,101	(3,191)

The travel industry is seasonal in nature. Bookings, and thus transaction fees charged for the use of our GDS, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and a decline in business travel during the holiday season. Net income decreased in the fourth quarter of 2004 (resulting in a loss for the quarter), in part, as a result of a $5.8 million increase to bad debt expense necessitated by the deteriorating financial condition of certain customers and disputes regarding their payment for services. The net loss in the first quarter of 2005 resulted from the Refinancing Transactions in February 2005. In the second and third quarter of 2005 net income improved, in part, because of a settlement received on an outstanding customer balance.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations, borrowings under capital lease obligations and borrowings under our new senior credit facility (as defined below). Our principal uses of cash will be to fund our planned operating expenditures which include operating expenses, capital expenditures, investments in our current as well as future products and offerings, interest payments on our debt and any mandatory or discretionary principal payments of our debt. Based on our current level of operations, we believe that our cash flow from operations, available cash of $58.1 million and available borrowings under our new senior credit facility will be adequate to meet our future liquidity needs for the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. Risk factors that could possibly affect the ability of our internally generated funds include, among other things:

•       reduced sales due to declines in transaction volumes or movement of transactions to another GDS,

•       acts of global terrorism, and

•       bankruptcy filings of any of the airlines that comprise a significant portion of our revenues.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. Revenues generated by Delta and Northwest were $256.8 million and $266.1 million for the year ended December 31, 2005 and 2004, respectively. These amounts represented approximately 27% and 29% of total revenues for the year ended December 31, 2005 and 2004, respectively.

The following table summarizes the amounts owed to us and revenue received by us from Delta and Northwest as of and for the year ended December 31, 2005 under our two primary agreements held with these two airlines:

	Delta	Northwest
	(dollars in thousands)
Pre-bankruptcy petition accounts receivable(1)	$ 4,034	$ 16,098
Post-bankruptcy petition accounts receivable	13,812	11,158
Total accounts receivable at December 31, 2005	$ 17,846	$ 27,256
Total revenue for the year ended December 31, 2005	$ 161,229	$ 95,621
% total revenue for the year ended December 31, 2005	17%	10%

(1)    $15,635 of Northwest’s pre-bankruptcy petition accounts receivable is included in “Other long-term assets” in the consolidated balance sheet.

Since December 31, 2005, we have received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $2.9 million and $22.2 million, respectively. While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us. At the present time, we are not aware of an action by either Delta or Northwest to reject any agreements with us and, accordingly, continue to operate with the two airlines under our existing commercial agreements. We believe that the GDS and IT services we provide to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. We expect that post-bankruptcy petition amounts will continue to be collected in accordance with the terms of our current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. We will continue to exercise our recoupment rights for outstanding service fees owed to us in the amount of $4.5 million for the period preceding the Delta and Northwest bankruptcies. As a result, we did not record a reserve for the accounts receivable outstanding as of December 31, 2005. However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us by Delta or Northwest will be challenged or unwound in the bankruptcy proceedings.

Given the early stage of the bankruptcy proceedings, it is not possible for us to determine the long term impacts of the Delta and Northwest bankruptcies at this time. We continue to provide services to and receive payments from both Delta and Northwest in accordance with our various commercial agreements. Actions taken in the future by the airlines in the bankruptcy proceedings, such as the rejection of the Participating Carrier Agreements (“PCA”), which represent 80% of total revenue generated by Delta and Northwest for the year ended December 31, 2005, would have a material, adverse impact on our financial condition and cash flows. There can be no assurance that our cash flow from operations and borrowings available under our senior credit facility would be adequate to meet our future liquidity needs without additional capital. Such capital may or may not be available to us.

For a more complete discussion of risk factors that might affect the availability of our internally generated funds, see the section captioned “Item 1A. Risk Factors.”

At December 31, 2005, we had cash and cash equivalents of $58.1 million and a working capital deficit of $10.4 million as compared to $100.5 million in cash and cash equivalents and working capital of $21.4 million at December 31, 2004. The $31.8 million decrease in working capital and the $42.4 million decrease in cash during the year were primarily the result of $79.0 million in principal payments made on the new senior credit facility during 2005 ($76.0 million of which was discretionary), additional costs associated with the Refinancing Transactions in February 2005, partially offset by higher cash flows from operations. We may also continue to use cash flows from operations to retire debt as appropriate, based on market conditions and our desired liquidity and capital structure. At December 31, 2003, we had cash and cash equivalents of $43.7 million and a working capital deficit of $17.7 million. The $39.1 million increase in working capital and the $56.8 million increase in cash were primarily the result of an increase in net income and non-cash adjustments to net income. In addition, working capital was negative at December 31, 2003 since we distributed $110.0 million to our founding airlines during the first six months of 2003, causing our cash and cash equivalents balance to decrease significantly.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $150.0 million for the year ended December 31, 2005 as compared to

$149.4 million for the year ended December 31, 2004. The $0.6 million increase in cash flows from operating activities during 2005 as compared to 2004 is a result of the increase in net income excluding the loss on extinguishment of debt and higher stock compensation expense offset by an increase in accounts receivable outstanding as compared to 2004 associated with the Delta and Northwest bankruptcy. We generated cash from operating activities of $50.9 million for the six months ended December 31, 2003 and $41.0 million for the six months ended June 30, 2003. The $57.5 million increase in cash provided by operating activities during 2004 as compared to 2003 primarily resulted from a $28.1 million increase in net income, a $20.5 million increase in non-cash items and a $9.6 million increase for changes in operating assets and liabilities. The increase in non-cash items during the period was primarily the result of a $22.2 million increase in amortization on intangible assets, a $2.1 million increase in amortization of debt issuance costs and a $2.6 million increase in stock-based compensation expense.

We used cash for investing activities of approximately $13.9 million for the year ended December 31, 2005 as compared to $8.6 million for the year ended December 31, 2004. The $5.3 million increase in cash used for investing activities during 2005 as compared to 2004 primarily resulted from proceeds realized in the prior year on the sale of an investment, partially offset by a decrease in capitalized software for internal use.  We used cash for investing activities of approximately $17.3 million for the six months ended December 31, 2003 and $5.2 million for the six months ended June 30, 2003. The decrease in cash used for investing activities during 2004 as compared to 2003 primarily resulted from a decrease in capital expenditures and proceeds realized on the sale of an investment in September 2004. The decline in capital expenditures during 2004 as compared to 2003 primarily resulted from decreased purchases of internal equipment.

We used cash for financing activities of approximately $178.5 million for the year ended December 31, 2005 as compared to $84.0 million for the year ended December 31, 2004. The $94.5 million increase in cash used for financing activities during 2005 as compared to 2004 primarily resulted from the Refinancing Transactions in February 2005. To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee (as defined below under the heading “—Use of Proceeds”), we distributed $375.7 million and $8.6 million, respectively, to WTI. In addition, WTI redeemed the Delta subordinated note in January 2005 and we distributed $36.1 million to WTI to finance this transaction. We used cash for financing activities of $33.8 million for the six months ended December 31, 2003 and $124.0 million for the six months ended June 30, 2003. The decrease in cash used for financing activities during 2004 as compared to 2003 primarily resulted from a $110.0 million decrease in distributions to our founding airlines, partially offset by $55.5 million of payments made with respect to the senior credit facility.

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

The new senior credit facility consists of:

•       a five-year revolving credit facility of up to $40.0 million in revolving credit loans with a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swing line loans, and

•       the $450.0 million term loan facility.

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

Our borrowings under the new senior credit facility are subject to quarterly interest payments with respect to loans bearing interest at the base rate described below or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described below and bear interest at a rate which, at our option can be either:

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

In 2006, assuming mandatory scheduled payments only and using a LIBOR rate of 4.3%, we expect the cash principal and interest payments related to the $450.0 million borrowed under the term loan facility portion of the new senior credit facility to be $4.0 million and approximately $26.1 million, respectively. The actual amounts to be paid for cash principal and interest during 2006 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any discretionary payments that we may elect to make during the year.

The old senior credit facility required us to meet financial tests, including without limitation, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. Our new senior credit facility also requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the old senior credit facility contained, and our new senior credit facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. As of December 31, 2005, we were in compliance with the applicable covenants.

Senior Notes

On June 30, 2003, we issued $280.0 million aggregate principal amount of 9 5/8% Senior Notes Due 2011, referred to herein as the “9 5/8% Senior Notes.” Interest on the 9 5/8% Senior Notes accrues at 9 5/8% per annum. As part of our issuance of $300.0 million in aggregate principal amount of Senior Second Lien Secured Floating Rate Notes due 2011, referred to herein as the “Floating Rate Notes,” and the refinancing of our old senior credit facility with our $490.0 million new senior credit facility (collectively, the “Refinancing Transactions”), in February 2005 we consummated a tender offer for and consent solicitation relating to our 9 5/8% Senior Notes. As a result of this tender offer and consent solicitation, we repurchased more than 99.5% of the total aggregate principal amount of $280.0 million of 9 5/8% Senior Notes previously outstanding, received the requisite consents from the holders of the 9 5/8% Senior Notes with respect to the consent solicitation and executed a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions in the indenture governing the remaining outstanding 9 5/8% Senior Notes. The supplemental indenture became effective on February 11, 2005 upon our acceptance for payment of a majority in principal amount of the outstanding 9 5/8% Senior Notes tendered.

On February 11, 2005, we issued $300.0 million in aggregate principal amount of Floating Rate Notes, secured on a second priority basis by substantially all of our assets, the assets of WS Financing Corp. (“WS Financing”) and those of our guarantor subsidiaries. Interest on the Floating Rate Notes accrues at a rate equal to three-month LIBOR, which is reset quarterly, plus 6.25%.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on the new senior credit facility and the Floating Rate Notes to a fixed rate of 4.3%. As of December 31, 2005, the fair value of the interest rate swap was recorded as an asset in the amount of $3.4 million.

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

The indenture governing the 9 5/8% Senior Notes contained, and the indenture governing the Floating Rate Notes contains certain covenants that among other things, limit (i) the incurrence of additional debt by us and certain of our subsidiaries, (ii) the payment of dividends and the purchase, redemption or retirement of capital stock or subordinated indebtedness, (iii) investments, (iv) certain transactions with affiliates, (v) sales of assets, including capital stock of subsidiaries and (vi) certain consolidations, mergers and transfers of assets. As of December 31, 2005, we believe we were in compliance with the applicable covenants. The indenture governing the 9 5/8% Senior Notes prohibited, and the indenture governing the Floating Rate Notes prohibits, certain restrictions on distributions from certain subsidiaries.

Use of Proceeds

The net proceeds to us from the sale of the Floating Rate Notes and the closing of the new senior credit facility, along with available cash, were used to (i)(a) repay approximately $58.0 million due under the old senior credit facility, and (b) terminate all commitments then outstanding under the old senior credit facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of our’s and WS Financing’s outstanding 9 5/8% Senior Notes of which $279.5 million of 9 5/8% Senior Notes were validly tendered prior to the consent date (more than 99.5 % of the total aggregate principal amount of $280.0 million of 9 5/8% Senior Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the 9 5/8% Senior Notes, for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the cash tender offer plus, accrued and unpaid interest on the 9 5/8% Senior Notes, for an aggregate total purchase price of  $331.4 million and accept for purchase and pay for additional 9 5/8% Senior Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the cash tender offer for an aggregate purchase price of $0.2 million, (iii) redeem 100% of the outstanding WTI Preferred Stock, at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375.7 million, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

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

Also in connection with the Refinancing Transactions, on February 16, 2005, we entered into an amendment to our Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7.7 million payable on or before December 15, 2005. We paid a total of $7.7 million in the third and fourth quarters of 2005.

Capital Lease Obligations

We lease equipment and software under capital lease obligations. As of December 31, 2005, our obligations under capital leases totaled $54.4 million. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.5% to 12.0% depending on the asset being leased.

Future minimum lease payments under non-cancelable capital leases at December 31, 2005 are as follows:

(Dollars in thousands)
2006	$21,999
2007	13,226
2008	7,065
2009	3,333
2010	3,333
Thereafter	38,865
Total	87,821
Less amount representing interest	(33,403)
Present value of net minimum lease payments	54,418
Less current maturities	(17,863)
Long-term maturities	$36,555

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

The holding company notes and subordinated seller notes are not our direct debt obligations. As long as we are not in default under the new senior credit facility, we expect to be permitted to disburse funds to WTI sufficient to pay cash interest of up to 12% for the holding company notes. Under the old senior credit facility, we were permitted to disburse funds to WTI sufficient to pay the 5% cash interest component of the seller subordinated notes. During the year ended December 31, 2005 and 2004, we distributed $4.0 million and $4.4 million, respectively, to WTI for this purpose. The holding company notes are, and the subordinated seller notes were, unsecured obligations of WTI contractually and structurally subordinated to our Floating Rate Notes and our new senior credit facility, or our 9 5/8% Senior Notes and our old senior credit facility, as applicable, and structurally subordinated to all of our other debt. The subordinated seller note originally issued to American Airlines bore interest at an annual rate equal to 12.0% and the subordinated seller note originally issued to Delta bore interest at an annual rate equal to 10.0%.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of $83.3 million to each of Delta and Northwest as of December 31, 2005, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. Pursuant to a recent amendment of our FASA with Delta, Worldspan has the right, at its option, to terminate the FASA credits to Delta on or before December 31, 2005, in exchange for a one-time payment from us to Delta in an amount that varies depending upon when Worldspan elects to make the one-time payment. The one-time payment would be capitalized and amortized as a reduction of FASA revenue in the corresponding periods.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA constitutes an event of default under our new senior credit facility. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial nine year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our 9 5/8% Senior Notes and the Floating Rate Notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. See discussion of the Delta and Northwest bankruptcies under “Item 7. MD&A—Overview.” Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes, will be entitled to receive payments in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the nine-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. We will continue to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our senior credit facility and the indentures governing our 9 5/8% Senior Notes and the Floating Rate Notes, we are specifically permitted to make these tax distributions. In 2006, we expect to distribute $8.9 million to WTI, although actual results of operations could cause this amount to differ materially.

IBM Asset Management Offering (“IBM AMO”)

In 2002, we entered into a five year Asset Management Offering agreement with IBM for hardware currently deployed in our data center, future hardware requirements, TPF license fees and other software products, equipment maintenance and various other services. In December 2003, this agreement was amended to, among other changes, extend the term of the original agreement until June 2008. Prior to entering into this agreement, we routinely acquired many of these products and services from IBM under separate agreements with varying terms and conditions. This agreement bundles these products and services together for one discounted price and, at December 31, 2005, requires minimum payments aggregating approximately $148.9 million over the term of the agreement, with $61.9 million, $60.5 million and $26.5 million payable in  2006, 2007 and 2008, respectively. In the event we are unable to renegotiate a new agreement with IBM or another third party with similarly discounted prices, our costs for these services could increase.

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $14.9 million for 2005, a decrease of $23.7 million from capital expenditures of $38.6 million in 2004. The decrease from 2004 to 2005 was principally due to a reduction in capital leases of equipment entered into for internal use. We have estimated approximately $17.7 million for capital expenditures in 2006, which relates to normal growth in capacity requirements and routine replacement and upgrades of equipment.

Capital expenditures totaled $52.3 million for 2003. The $13.7 million decrease in capital expenditures from 2003 to 2004 was principally due to a reduction in purchases of equipment for internal use.

Contractual Obligations

The following table summarizes our future minimum non-cancelable contractual obligations (including interest) at December 31, 2005:

	Payments Due by Period
	Total	2006	2007 to 2008	2009 to 2010	2011 and Beyond
	(Dollars in thousands)
Long-term debt(1)	$938,222	$61,748	$122,650	$445,389	$308,435
Capital lease obligations	87,821	21,999	20,291	6,666	38,865
Operating leases	164,509	60,490	82,023	7,789	14,207
Other long-term obligations	125,982	11,650	23,540	23,637	67,155
Total contractual obligations	$1,316,534	$155,887	$248,504	$483,481	$428,662

(1)   As noted in the section captioned “Liquidity and Capital Resources” under this Item 7, the interest rate for the Senior Floating Rate Notes is based on a three month LIBOR rate plus 6.25% that is reset quarterly; the new senior credit facility is based on a three month LIBOR rate plus 2.75%. Also as noted, in March 2005 the Partnership entered into an interest rate swap to fix the interest rate on the variable portion of its long term debt to 4.3%. The projected interest included in the debt payments above incorporates this fixed rate.

In March 2004, we entered into an agreement to purchase data network services for our U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for our U.S. and Canadian offices. At December 31, 2005, the minimum commitment over the remaining term of the agreement was $7.5 million.

In August 2005, we entered into an agreement to offshore certain software development and maintenance services. From August 2005 to January 2007, we will ramp up to a minimum of 150 full time equivalents, subject to adjustment. Thereafter, the annual volume commitment will be based on the number of transactions in the prior twelve months processed through the Worldspan GDS by the offshore vendor pursuant to a distributor agreement. If in any calendar year after 2007, the offshore vendor fails to process at least 500,000 transactions through the Worldspan GDS, the annual volume commitment for subsequent periods shall be zero.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during fiscal years 2005, 2004 and 2003.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. The Statement requires an entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Partnership does not believe SFAS 123R will have significant impact on the Partnership’s consolidated financial position or results of operations. SFAS No. 123R will become applicable to the Partnership beginning January 1, 2006. Compensation expense related to awards of equity instruments in future periods may differ from the results reflected in the Consolidated Statements of Partners’ Capital and the Consolidated Statements of Cash Flows due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures.

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

Worldspan Cautionary Statement

Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to the company on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to: our revenues being highly dependent on the travel and transportation industries; airlines limiting their participation in travel marketing and distribution services; or other changes within, or affecting, the travel industry. We may not succeed in addressing these and other risks.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses in 2005, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from the December 31, 2005 and 2004 levels.

Interest Rate Market Risk

Our new senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2005, we had variable rate debt of approximately $671.0 million, of which $508.4 million was hedged through an interest rate swap. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on 2006 pre-tax earnings and cash flows of approximately $6.7 million.

On March 4, 2005, we entered into an interest rate swap with a notional amount that started at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%.  As of December 31, 2005, the fair value of the interest rate swap was recorded as an asset in the amount of $3.4 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Partners of Worldspan, L.P.:

In our opinion, the accompanying consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the results of Worldspan, L.P. and its subsidiaries’ (the “Partnership”) operations and their cash flows for the six months ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
March 2, 2006
Atlanta, Georgia

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Partners of Worldspan, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Worldspan, L.P. and its subsidiaries (the “Partnership”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP
March 2, 2006
Atlanta, Georgia

Worldspan, L.P.
Consolidated Balance Sheets
(in thousands)

	Successor Basis
	December 31, 2004	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$100,474	$58,093
Trade accounts receivable, net	102,793	97,984
Prepaid expenses and other current assets	21,306	16,992
Total current assets	224,573	173,069
Property and equipment, less accumulated depreciation	118,218	91,283
Deferred charges	34,351	24,392
Debt issuance costs, net	10,201	14,626
Supplier and agency relationships, net	271,020	236,981
Developed technology, net	206,802	183,254
Trade name	72,142	72,142
Goodwill	112,035	111,803
Other intangible assets, net	31,914	29,106
Other long-term assets	31,030	52,194
Total assets	$1,112,286	$988,850
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$14,671	$16,847
Accrued expenses	156,635	144,738
Current portion of capital lease obligations	19,369	17,863
Current portion of long-term debt	12,497	4,000
Total current liabilities	203,172	183,448
Long-term portion of capital lease obligations	54,079	36,555
Long-term debt	324,990	667,500
Pension and postretirement benefits	64,779	60,328
Other long-term liabilities	13,867	9,510
Total liabilities	660,887	957,341
Commitments and contingencies
Partners’ capital	451,399	31,509
Total liabilities and partners’ capital	$1,112,286	$988,850

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.
Consolidated Statements of Operations
(in thousands)

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenues
Electronic travel distribution
Third party	$272,968	$396,488	$876,552	$881,599
Related party	141,965	—	—	—
Information technology services
Third party	6,572	32,974	67,666	72,156
Related party	45,967	—	—	—
Total revenues	467,472	429,462	944,218	953,755
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	334,469	319,603	667,620	660,929
Developed technology amortization	7,359	11,015	22,313	23,429
Total cost of revenues	341,828	330,618	689,933	684,358
Selling, general and administrative	76,141	72,724	129,288	116,457
Amortization of intangible assets	—	18,270	36,540	36,847
Total operating expenses	417,969	421,612	855,761	837,662
Operating income	49,503	7,850	88,457	116,093
Other Income (Expense)
Interest expense, net	(2,355)	(20,596)	(40,113)	(59,695)
Loss on extinguishment of debt	—	—	—	(55,597)
Change-in-control expense	(17,259)	—	—	—
Other, net	(1,331)	(965)	(3,377)	632
Total other expense, net	(20,945)	(21,561)	(43,490)	(114,660)
Income (loss) before provision for income taxes	28,558	(13,711)	44,967	1,433
Income tax expense	144	989	3,104	2,108
Net income (loss)	$28,414	$(14,700)	$41,863	$(675)

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.
Consolidated Statements of Partners’ Capital
(in thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total
Predecessor Basis
Balance at December 31, 2002	$142,040	$(6,438)	$135,602
Comprehensive income:
Net income	28,414	—	28,414
Unrealized holding gain on investment	—	210	210
Comprehensive income			28,624
Distribution to founding airlines	(110,000)	—	(110,000)
Balance at June 30, 2003	60,454	(6,228)	54,226
Successor Basis
Comprehensive income:
Net loss	(14,700)	—	(14,700)
Unrealized holding gain on investment	—	425	425
Comprehensive income			(14,275)
Elimination of founding airlines’ capital	(60,454)	6,228	(54,226)
Equity contribution from WTI	432,813	—	432,813
Distribution to WTI	(2,120)	—	(2,120)
Stock-based compensation	134	—	134
Balance at December 31, 2003	416,127	425	416,552
Comprehensive income:
Net income	41,863	—	41,863
Unrealized holding loss on investment	—	(412)	(412)
Additional minimum pension liability	—	(2,561)	(2,561)
Comprehensive income			38,890
Distributions to WTI	(6,809)	—	(6,809)
Stock-based compensation	2,766	—	2,766
Balance at December 31, 2004	453,947	(2,548)	451,399
Comprehensive income:
Net loss	(675)	—	(675)
Change in fair value of derivative accounted for as a hedge	—	3,382	3,382
Loss realized on settlement of investment		97	97
Unrealized holding loss on investment	—	(109)	(109)
Additional minimum pension liability	—	(205)	(205)
Comprehensive income			2,490
Distributions to WTI	(429,639)	—	(429,639)
Stock-based compensation	7,259	—	7,259
Balance at December 31, 2005	$30,892	$617	$31,509

The accompanying notes are an integral part of these consolidated financial statements.

Worldspan, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$28,414	$(14,700)	$41,863	$(675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,322	52,955	101,878	100,745
Amortization of debt issuance costs	—	1,311	3,425	3,306
Loss on extinguishment of debt	—	—	—	55,597
Stock-based compensation	—	134	2,766	7,259
Loss on disposal of property and equipment, net	1,010	610	630	523
Gain on sale of investment	—	—	(953)	—
Write-down of impaired investments	—	1,232	1,498	—
Other	170	(137)	(56)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(17,075)	17,850	329	4,809
Related party accounts receivable, net	(3,396)	—	—	—
Prepaid expenses and other current assets	5,412	(6,056)	3,180	4,437
Deferred charges	1,945	431	(807)	9,959
Other long-term assets	(16,840)	2,594	(4,775)	(17,198)
Accounts payable	640	850	(5,520)	2,176
Accrued expenses	6,330	(10,712)	10,788	(11,897)
Pension and postretirement benefits	3,203	4,339	(6,186)	(4,656)
Other long-term liabilities	(1,112)	227	1,297	(4,357)
Net cash provided by operating activities	41,023	50,928	149,357	150,028
Cash flows from investing activities:
Purchase of property and equipment	(4,236)	(15,961)	(13,758)	(14,100)
Proceeds from sale of property and equipment	396	75	233	239
Capitalized software for internal use	(1,367)	(1,395)	(865)	(19)
Proceeds from sale of investment	—	—	5,765	—
Net cash used in investing activities	(5,207)	(17,281)	(8,625)	(13,880)
Cash flows from financing activities:
Distribution to founding airlines	(110,000)	—	—	—
Payments to founding airlines	—	(702,846)	—	—
Equity contribution from WTI, net of transaction costs	—	306,967	—	—
Distributions to WTI	—	(2,120)	(6,809)	(429,639)
Proceeds from issuance of debt, net of debt issuance costs	—	390,063	—	734,727
Principal payments on capital leases	(13,986)	(13,896)	(21,683)	(19,574)
Principal payments on debt	—	(12,000)	(55,512)	(136,488)
Repurchase 9 5/8% Senior Notes	—	—	—	(327,555)
Net cash used in financing activities	(123,986)	(33,832)	(84,004)	(178,529)
Net (decrease) increase in cash and cash equivalents	(88,170)	(185)	56,728	(42,381)
Cash and cash equivalents at beginning of period	132,101	43,931	43,746	100,474
Cash and cash equivalents at end of period	$43,931	$43,746	$100,474	$58,093
Supplemental disclosure of cash flow information:
Interest paid	$2,433	$17,042	$37,947	$52,430
Income taxes (recovered) paid	$564	$(538)	$3,102	$2,531

Non-cash financing activities:

(1)               Capital lease obligations of $17,237 and $12,134 were incurred for the six months ended June 30, 2003 and December 31, 2003, respectively, $23,994 in 2004 and $762 in 2005, when the Partnership entered into leases for new equipment.

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

The Partnership provides information, bookings, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system (“GDS”) and provides traditional travel agencies, online travel agencies and corporate travel departments (“subscribers”) with access to and use of this GDS. The Partnership charges airlines, hotels, car rental companies and others for the use of the GDS.

Basis of Presentation.   The accompanying financial statements represent the consolidated statements of the Partnership and its wholly owned subsidiaries. The Partnership accounts for its investments in certain investee companies (ownership 20%-50%) under the equity method of accounting, due to the Partnership having significant influence, but not control of the investee. Less than 20% owned investees are included in the financial statements at the cost of the Partnership’s investment, as the Partnership does not have significant influence of the investee. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements present the Partnership for the period July 1, 2003 through December 31, 2005 (“successor basis” reflecting the Acquisition and associated basis) and the period January 1, 2003 through June 30, 2003 (“predecessor basis” for the period of the founding airlines’ ownership of the Partnership and associated basis).

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

Cash and Cash Equivalents.   Cash equivalents consist of all short term, highly liquid investments readily convertible into cash.

Fair Value of Financial Instruments.   The carrying amounts of the Partnership’s financial instruments approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Partnership, the carrying value of capital lease obligations approximate fair value. See Note 10 regarding the fair value of debt obligations.

Foreign Currency.   The U.S. dollar is considered to be the functional currency of the Partnership’s foreign subsidiaries. The Partnership had cash and cash equivalents, accounts receivable and accounts payable denominated in foreign currencies of approximately $3,970, $3,147 and $1,310, respectively, at December 31, 2004, and $2,855, $2,509 and $4,370, respectively, at December 31, 2005. These amounts have been translated into U.S. dollars based upon exchange rates in effect at December 31, 2004 and December 31, 2005 and the related transaction gains and losses are included in “Other, net” in the accompanying consolidated statements of operations. The Partnership recorded transaction gains of $397 and $60 for the six months ended June 30, 2003 and December 31, 2003, respectively, a transaction loss of $926 the year ended December 31, 2004 and a transaction gain of $642 for the year ended December 31, 2005.

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

Capitalized Software for Internal Use.   Under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), capitalization of costs begins when the preliminary project stage is completed, management has authorized further funding for the project and management deems it probable that the software will be completed and used to perform the function intended. The Partnership amortizes capitalized software development costs when the project is substantially complete and ready for its intended use. Amortization is provided on a straight-line basis over the estimated useful life of the software, which is approximately three to seven years. Amortization of capitalized software was $3,139 and $254 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $596 and $1,898 for the years ended December 31, 2004 and 2005, respectively. Research and development costs incurred in software development was $5,072 and $4,451 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $7,172 and $11,357 for the years ended December 31, 2004 and 2005, respectively. Software maintenance costs are expensed as incurred.

Long-Lived Assets.   Long-lived assets are reviewed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that such indicators are present, an undiscounted future net cash flow projection is prepared for the assets. In preparing this projection, a number of assumptions are made, including without limitation, future transaction volume levels, price levels and rates of increase in operating expenses. If the projection of undiscounted future cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the assets exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

Revenue Recognition.   The Partnership applies the guidance within SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) to determine when to properly recognize revenue. SAB 104 states that revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Partnership provides electronic travel distribution services through the Worldspan GDS. These services are provided for airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “suppliers”). The Partnership charges the suppliers fees for reservations booked through the Worldspan GDS and the fee per transaction is based upon the participation level of the respective supplier. Each participation level has a different level of functionality, which impacts the nature of the services provided through the Worldspan GDS. Revenue for airline travel transactions made through the Worldspan GDS is recognized at the time the transactions are processed. However, if a transaction is subsequently canceled, the transaction fee or fees must be credited or refunded to the airline. Therefore, revenues are recorded net of an estimated amount reserved to account for cancellations which may occur in a future month. This reserve is calculated based on historical cancellation rates. In estimating the amount of future cancellations that will require a transaction fee to be refunded, the Partnership assumes that a significant percentage of cancellations are followed by an immediate re-booking of the transaction, without a net loss of revenues. This assumption is based on historical rates of cancellations and transaction re-bookings and has a significant impact on the amount reserved. Revenue for car rental, hotel and other travel supplier transactions is recognized at the time the reservation is used by the traveler.

The Partnership has entered into content agreements with certain airlines pursuant to which these airlines will give the Partnership access to their schedule information, seat availability and publicly available fares (including web fares) for flights for sale in the territories covered in the respective agreements. Payments made by the Partnership to airlines in conjunction with these agreements are accounted for as contra-revenue in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”).

The Partnership also enters into subscriber service agreements, primarily with travel agencies, providing the user with access to the Worldspan GDS. Revenue for subscriber agreements is recognized as the service is provided.

As part of the Acquisition, the Partnership entered into a founding airline services agreement (“FASA”) with each of Delta and Northwest. The FASAs replaced existing agreements between the Partnership and these two founding airlines covering substantially the same information technology services provided by the Partnership at substantially the same prices. The services provided under the FASAs include (i) internal reservation system services; (ii) flight operations technology services; and (iii) software development services, which include custom development and integration of software for use in an airline’s internal reservation system and flight operations system. Under the terms of the FASAs, revenue is earned in relation to the actual monthly cost incurred to provide each of the services. Revenue is recognized in the period the services are provided and the associated costs are incurred. The FASAs contain an obligation by the Partnership to provide FASA credits and make FASA credit payments (collectively referred to as “FASA credits”) to Delta and Northwest during the term. For the six months ended December 31, 2003 and years ended December 31, 2004 and 2005, respectively, Delta and Northwest earned FASA credits of $16,667, $33,333 and $33,333, respectively, which were accounted for as contra-revenue in accordance with EITF No. 01-9.

The Partnership also provides technology services to other companies in the travel industry on a fixed fee per transaction basis. Revenue is recognized as the service is provided.

Advertising Costs.   Advertising costs are expensed as incurred.

Subscriber Incentives.   Subscriber incentive costs include ongoing programs to assist in the sale of Worldspan products and services. Costs may increase or decrease depending on total Worldspan system transaction volumes generated by certain subscribers. These subscriber incentives may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Worldspan GDS. Subscriber incentives that are payable on a per transaction basis are expensed in the month the transactions are generated. Subscriber incentives payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed over the term of the contract. Subscriber incentives paid at contract signing or payable at specified dates or upon the achievement of specified objectives are capitalized and amortized over the expected life of the travel agency contract, which is generally four years. Deferred charges represent the unamortized balance of the capitalized payments to subscribers. Amortization of deferred charges was $11,221 and $10,047 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $22,285 and $23,074 for the years ended December 31, 2004 and 2005, respectively. Deferred charges are reviewed for recoverability on a quarterly basis, or when circumstances change, based upon the expected future cash flows from transactions processed by the related subscribers. If the estimate for future recoverability differs from the amount recorded, the difference is written off.

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

Goodwill and Other Intangible Assets.   The Partnership accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized. Goodwill and other intangible assets will be subject to an impairment test annually or when changes in circumstances indicate that the carrying value may not be recoverable. For the years ended December 31, 2004 and 2005, the Partnership did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review.

Stock-Based Compensation.   Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to certain employees of the Partnership. WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). WTI values stock options based upon a binomial option-pricing model. As the options and restricted shares of Class A Common Stock are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest, with a corresponding increase in partners’ capital.

Retirement Plans.   Pension costs recorded as charges to operations include actuarially determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in SFAS No. 87, Employers’ Accounting for Pensions. The Partnership accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Partnership accounts for the cost of these benefits, which are for health care and life insurance, by accruing them during the employee’s active working career. In October 2003, the Partnership approved changes that resulted in the curtailment of these retirement plans. As required by SFAS Nos. 87, 106 and 141, the Partnership has recognized the effects of those actions in measuring the projected benefit obligation as part of purchase accounting.

Income Taxes.   All income or losses of the Partnership are allocated to the general and limited partners for inclusion in their respective income tax returns and, consequently, no provision or benefit for U.S. federal or state income taxes has been made in the accompanying financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles, which differ from the principles used in preparing the Partnership’s income tax returns. The Partnership is subject to income tax in foreign countries where it maintains operations. The income tax provision consists only of these foreign taxes.

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

Travel agencies are the primary channel of distribution for the services offered by travel suppliers. If the Partnership were to lose all or part of the transactions generated by any significant travel agency and not replace such transactions, its business, financial condition and results of operations could be adversely affected. One online agency subscriber, Expedia, generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenue of approximately $89,322 and $93,334 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $239,702 and $261,944 for the years ended December 31, 2004 and 2005, respectively. These amounts represented 19%, 22%, 25%, and 27% respectively, of the Partnership’s total revenue.

On May 5, 2004, the Partnership announced that it had been informed by Expedia that Expedia intends to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the announced movement of Expedia’s transactions has not yet occurred, however, based on recent announcements by Expedia, the Partnership believes some movement of Expedia’s transactions may occur in the second half of 2006. Currently, the Partnership cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on its financial position, results of operations and cash flows. Also, in October 2005, Expedia notified the Partnership of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Additionally, Priceline has signed an agreement with another GDS; however, we have not received any notification from Priceline as to the timing and volume of transactions that it intends to move. Furthermore, if we are unable to satisfactorily resolve the claims asserted by Orbitz (see Note 14) and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS. If Expedia or Priceline or Orbitz were to move a material portion of their respective transactions to other GDS providers, the Partnership’s business would be negatively and materially impacted.

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content for airlines, including web fare content, for distribution to traditional and online agency subscribers. We have entered into content agreements (which include web fare content) with a number of major airlines. Subject to termination rights, these obligations continue until 2006 (with respect to certain contracted airlines) or 2007 (in the case of British Airways). Should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions from us to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operations.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection. Revenues generated by Delta and Northwest were $266,065 and $256,850 for the years ended December 31, 2004 and 2005, respectively. These amounts represented approximately 29% and 27% of total revenues for the years ended December 31, 2004 and 2005, respectively.

The following table summarizes the amounts owed to the Partnership and revenue recognized by the Partnership from  Delta and Northwest as of and for the year ended December 31, 2005 under the Partnership’s two primary agreements held with each of these two airlines:

	Delta	Northwest
Pre-bankruptcy petition accounts receivable(1)	$4,034	$16,098
Post-bankruptcy petition accounts receivable	13,812	11,158
Total accounts receivable at December 31, 2005	$17,846	$27,256
Total revenue for the year ended December 31, 2005	$161,229	$95,621
% total revenue for the year ended December 31, 2005	17%	10%

(1)            $15,635 of Northwest’s pre-bankruptcy petition accounts receivable has been recorded in long-term assets.

Since December 31, 2005, the Partnership has received payments of pre-bankruptcy petition and post-bankruptcy petition accounts receivable in the amount of $2,869 and $22,163, respectively. While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with the Partnership. The Partnership is not aware of an action by either Delta or Northwest to reject any agreements with it and, accordingly, continues to operate with the two airlines under its existing commercial agreements. The Partnership believes that the GDS and IT services it provides to Delta and Northwest are essential to their ongoing operations and their ability to ultimately emerge from bankruptcy protection. The Partnership believes it will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, the pre-bankruptcy petition and post-bankruptcy petition accounts receivable are expected to be collected. The Partnership expects that post-bankruptcy petition amounts will continue to be collected in accordance with the terms of the Partnership’s current commercial agreements while the pre-bankruptcy petition amounts will likely be collected over an extended period of time. In addition, the Partnership’s agreements with Delta and Northwest provide that the Partnership has the right to recoup service fees owed to the Partnership by Delta and Northwest against the Partnership’s FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. The Partnership will continue to exercise its recoupment rights for outstanding service fees owed to the Partnership in the amount of $4,497 for the period preceding the Delta and Northwest bankruptcies. As a result, the Partnership did not record a reserve for the accounts receivable outstanding as of December 31, 2005. However, given the early stage of the bankruptcy proceedings, additional facts could become known or actions taken by either airline in bankruptcy that could impact the Partnership’s assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us will be challenged or unwound in the bankruptcy proceedings.

The Partnership evaluates the collectibility of its accounts receivable considering a combination of factors. In circumstances where the Partnership is aware of a specific customer’s inability to meet its financial obligations to the Partnership, the Partnership records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount the Partnership reasonably believes will be collected. For all other customers, the Partnership recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. During the year ended December 31, 2004, the deteriorating financial condition of certain customers and disputes regarding their payments for services caused the Partnership to increase its bad debt expense and related reserve by $5,809. During the year ended December 31, 2005, the Partnership received full payment from these customers and accordingly reduced its reserve for this amount. The Partnership maintained an allowance for doubtful accounts of approximately $17,111 and $8,110 at December 31, 2004 and 2005, respectively.

Cost of Revenues.   Cost of revenues consists primarily of inducements paid to subscribers, technology development and operations personnel, software costs, network costs, hardware leases, maintenance of computer and network hardware, depreciation of computer hardware and the data center building and other travel agency support headcount.

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

Recently Issued Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Statement requires an entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. The Partnership does not believe SFAS 123R will have a significant impact on the Partnership’s consolidated financial position or results of operations. SFAS No. 123R will become applicable to the Partnership beginning January 1, 2006. Compensation expense related to awards of equity instruments in future periods may differ from the results reflected in the Consolidated Statements of Operations, Partners’ Capital and Cash Flows due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures.

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

2.   Investments

At December 31, 2004, the Partnership held an investment in a publicly traded company, Datalex, that was classified as an available-for-sale marketable security. The fair value of this investment at December 31, 2004 was $853. In February 2005, Datalex and the Partnership entered into a Settlement Agreement. Under the “Settlement Agreement and Release” the Partnership was to sell all 1.5 million shares in Datalex and forward the proceeds to it. The investment was fully reserved for at December 31, 2004. In return, Datalex indemnified the Partnership for any shareholder liability incurred as a result of the investment as well as terminated the software and development agreements between them. The Partnership sold the shares in 2005 and remitted proceeds of $2,924 to Datalex.

The Partnership accounts for its investments in certain non-public investee companies (ownership 20%-50%) under the equity method of accounting. The Partnership recognized a net gain of $130 and $278 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $57 for the year ended December 31, 2004 for its equity in the earnings of the investees. Less than 20% owned non-public investees are included in the financial statements at the cost of the Partnership’s investment. In September 2004, the Partnership sold its investment in a non-public investee in which it held a 25%

ownership interest for net proceeds of $5,765, resulting in a gain of $953. In connection with this sale, the Partnership also deferred $1,145 of gain as a result of an indemnification provision in the sale agreement.

The Partnership assesses on a regular basis whether any significant decline in the fair value of an investment below the Partnership’s cost is other-than-temporary. In performing this assessment, the Partnership considers all available evidence to evaluate whether the decline in an investment is other-than-temporary. This includes consideration of the current market price (for those investments that are publicly traded), specific factors or events (if any) that have caused the decline, recent news and events at the investee, general market conditions and the duration and extent to which an investment’s market value has been below the Partnership’s cost. To the extent that a decline in value is determined to be other-than-temporary, the investment is written down to its estimated fair value with an impairment charge to current earnings.

For the six months ended December 31, 2003 and the year ended December 31, 2004, the Partnership recorded impairment charges of $1,232 and $1,498, respectively, to write-off its investment in various non-public investee companies. The impairment charges recorded were based upon management’s estimate of the fair value. The decline in the estimated fair value of each investment was considered to be other-than-temporary since the Partnership concluded that it was unclear over what period a recovery, if any, would take place; therefore, the positive evidence suggesting that the investment would recover to at least the Partnership’s purchase price was not sufficient to overcome the presumption that there was a permanent impairment in value.

3.   Property and Equipment

Property and equipment are comprised of the following:

		Successor Basis
	Estimated Useful Life	December 31, 2004	December 31, 2005
Subscriber computer equipment	3 years	$19,263	$19,355
Furniture, fixtures and equipment	3 to 5 years	42,079	53,770
Assets acquired under capital leases	3 to 19 years	116,406	115,697
Purchased software	3 to 7 years	5,741	7,083
Leasehold improvements	Lesser of lease term or useful life	1,290	2,062
Land		130	130
Total property and equipment		184,909	198,097
Less accumulated depreciation and amortization		(66,691)	(106,814)
Property and equipment, net		$118,218	$91,283

Depreciation and amortization expense of property and equipment was $23,666 for the six months ended December 31, 2003 and $43,025 and $40,470 for the years ended December 31, 2004 and 2005, respectively. Accumulated depreciation of assets acquired under capital leases at December 31, 2004 and 2005 was $35,814 and $55,811, respectively. Assets acquired under capital leases primarily consist of mainframe equipment, acquired software and a building.

4.   Related Party Transactions

Prior to the Acquisition, all transactions with Delta, Northwest, and American were related party transactions, as described below. As of July 1, 2003, our founding airlines are no longer related parties; therefore, all transactions with our founding airlines subsequent to the Acquisition are considered third party transactions.

Predecessor Basis

Revenues.   The Partnership charges Delta, Northwest, and American for services related to information, reservations, ticket processing and other computer related services (“Information Technology Services”). The Partnership also charges Delta, Northwest, and American for electronic travel distribution fees related to their airline bookings processed through the Worldspan GDS. Revenues earned from Delta represented approximately 20% of consolidated total revenues for the six months ended June 30, 2003. Revenues earned from Northwest represented approximately 13% of consolidated total revenues for the six months ended June 30, 2003.

Electronic travel distribution fee revenue billed to Delta, Northwest, and American were as follows:

Six Months Ended June 30, 2003
Delta	$65,261
Northwest	41,278
American	35,426
$141,965

Information technology services revenue billed to Delta, Northwest, and American were as follows:

Six Months Ended June 30, 2003
Delta	$26,762
Northwest	19,205
American	—
$45,967

Operating expenses.   The Partnership purchases services and leases facilities from Delta and Northwest primarily in connection with the operations of the Worldspan GDS. In connection with these services, the Partnership incurred costs with Delta and Northwest of $3,579 and $662, respectively, for the six months ended June 30, 2003.

Change in Control Payments.   Upon the closing of the Acquisition, certain members of management received change-in-control payments. The total charge recorded during the six months ended June 30, 2003 was approximately $17,259.

Successor Basis

Refinancing Transactions.   In February 2005, the Partnership entered into a series of Refinancing Transactions. Certain of the parties to these transactions were related parties, including WTI, CVC and OTPP. See Note 10 for a full description of these matters.

Advisory Agreements.   In connection with the Acquisition, the Partnership entered into an advisory agreement with WTI pursuant to which WTI may provide financial, advisory and consulting services to the Partnership. In exchange for these services, WTI was entitled to an annual advisory fee of $1,500. The advisory agreement has an initial term of ten years. During the six months ended December 31, 2003 and the years ended December 31, 2004 and 2005 the Partnership distributed $900, $1,350 and $375, respectively, to WTI pursuant to this advisory agreement. These amounts are included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

In connection with the Refinancing Transactions, on February 16, 2005, the Partnership entered into an amendment to its Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement effective January 1, 2005 in return for a prepayment of $7,700 payable on or before December 15, 2005. The Partnership paid the entire amount of this prepayment to WTI during the third and fourth quarters of 2005. The prepaid advisory fees are included in “Prepaid expenses and other current assets” and “Other long-term assets” in the accompanying consolidated balance sheets. The prepaid advisory fees are being amortized on a straight line basis over the remaining term that the services are provided. The agreement expires in June 2013. During the year ended December 31, 2005, the Partnership recognized $906 of expense in connection with this agreement.

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

Interest Payments.   So long as the Partnership is not in default under, and is in compliance with all financial covenants of, the senior credit facility and the indenture governing the senior notes and continues to maintain a fixed charge coverage ratio (as defined by the indenture) of 2.25x or better, the Partnership will be permitted to distribute funds to WTI sufficient to pay the interest on the holding company subordinated seller notes. During the six months ended December 31, 2003 and the years ended December 31, 2004 and 2005, the Partnership distributed $1,925, 4,378 and $3,987, respectively, to WTI for this purpose.

IPO Costs.   In 2004, WTI filed a registration statement with the U.S. Securities and Exchange Commission related to a proposed initial public offering of shares of common stock. Although WTI announced in June 2004 that it had elected to postpone the proposed offering, certain IPO related costs were incurred for regulatory fees and professional services rendered in connection with the offering. During the year ended December 31, 2004, the Partnership distributed $2,320 to WTI for payment of IPO related costs which were expensed by WTI during 2004.

Note Redemption.   On January 10, 2005, the Partnership distributed $36,137 to WTI to finance the redemption of the Delta 10% Subordinated Note due 2012.

Income Taxes.   During 2005, the Partnership distributed $4,700 to WTI to enable WTI to pay income taxes that it owed on the income generated by the Partnership in the United States.

Outsourcing Agreements.   In 2005 the Partnership entered into a master services agreement for technology services with Calleo Distribution Technologies Pvt. Ltd (“Calleo”). Additionally in 2005, the Partnership’s United Kingdom domiciled subsidiary, Worldspan Services Limited, entered into a distributor agreement with Calleo for the distribution of our services in the India sub-continent and other countries. Mr. Rakesh Gangwal, Chairman, President and Chief Executive Officer of the Partnership, has a material equity ownership interest in Calleo. The master services agreement has an initial term of ten years, subject to termination rights, and is expected to generate payments of approximately $7 million annually from us to Calleo for the technology services. The distributor agreement also has an initial ten year term, subject to termination rights. Payments under the distributor agreement are contingent upon bookings generated by Calleo. The Partnership has made no payments to Calleo in 2005 and has approximately $109 of accrued expenses as of December 31, 2005.

5.   Accrued Expenses

Accrued expenses are comprised of the following:

	Successor Basis
	December 31, 2004	December 31, 2005
Subscriber incentives	$83,811	$77,472
Employee compensation	29,221	27,303
Income taxes	8,023	3,286
Air travel supplier transaction cancellation reserve	8,092	8,220
Other accrued expenses	27,488	28,457
Total	$156,635	$144,738

6.   Employee Benefit Plans

The Partnership sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of the Partnership’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans governed by local statutory requirements. The plans provide for payment of retirement benefits, mainly commencing between the ages of 52 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employees’ length of service and earnings. Annual contributions to the plans are sufficient to satisfy legal funding requirements. Effective January 1, 2002, the defined benefit pension plan was amended to exclude employees hired on or after January 1, 2002. Effective December 31, 2003, the Partnership froze all further benefit accruals under the defined benefit pension plan. Employees who already became participants in the defined benefit pension plan will, however, continue to receive credit for their future years of service for purposes of determining vesting in their accrued benefits and for purposes of determining their eligibility to receive benefits, such as early retirement, that are conditioned on the number of a participant’s years of service.

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

The predecessor basis reflects a March 31, 2003 measurement date for financial statements prepared as of and for the period ended June 30, 2003. The successor basis reflects a December 31 measurement date for financial statements prepared as of and for the period ended December 31.

The changes made to the plans during the second half of 2003 resulted in the curtailment of the plans. As required by SFAS Nos. 87, 106 and 141, the Partnership has recognized the effects of those actions in measuring the projected benefit obligation as part of purchase accounting in connection with the Acquisition.

The components of net pension and postretirement costs are as follows:

	Pension Benefits
	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Service cost	$5,483	$8,809	$—	$—
Interest cost	6,061	5,273	11,049	11,570
Expected return on plan assets	(7,061)	(6,340)	(13,555)	(14,625)
Amortization of transition obligation	86	—	—	—
Amortization of prior service cost	59	—	—	—
Recognized net actuarial loss	214	—	—	108
Net periodic cost (benefit)	$4,842	$7,742	$(2,506)	$(2,947)

	Postretirement Benefits
	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Service cost	$955	$163	$329	$263
Interest cost	1,681	834	1,671	1,627
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(425)	—	—	—
Recognized net actuarial loss	228	—	—	—
Net periodic cost	$2,439	$997	$2,000	$1,890

The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Successor Basis		Successor Basis
	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005
Change in benefit obligation:
Benefit obligation at beginning of period	$179,975	$204,989	$27,848	$29,879
Service cost	—	—	329	263
Interest cost	11,049	11,570	1,671	1,627
Actuarial loss	21,513	8,630	2,862	180
Benefits paid	(7,548)	(8,521)	(2,831)	(3,015)
Benefit obligation at end of period	$204,989	$216,668	$29,879	$28,934
Change in plan assets:
Fair value of plan assets at beginning of period	$163,954	$183,707	$—	$—
Actual return on plan assets	24,458	21,636	—	—
Employer contributions	2,843	585	2,831	3,015
Benefits paid	(7,548)	(8,521)	(2,831)	(3,015)
Fair value of plan assets at end of period	$183,707	$197,407	$—	$—
Reconciliation of funded status:
Funded status	$(21,241)	$(19,260)	$(29,879)	$(28,934)
Unrecognized actuarial loss (gain)	(13,514)	(12,005)	2,416	2,596
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Other	—	—	—	—
Net amount recognized	$(34,755)	$(31,265)	$(27,463)	$(26,338)
Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(37,316)	$(34,031)
Intangible asset	—	—
Accumulated other comprehensive income	2,561	2,766
Net amount recognized	$(34,755)	$(31,265)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Postretirement Benefits
	Successor Basis		Successor Basis
	December 2004	December 2005	December 2004	December 2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	—	—	—	—

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits		Postretirement Benefits
	Successor Basis		Successor Basis
	December 2004	December 2005	December 2004	December 2005
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	—	—	—	—
Expected long-term rate of return on plan assets	9.00%	9.00%	—	—

For U.S. pension benefit plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $204,989, $204,989 and $183,707, respectively, as of December 31, 2004 and $216,668, $216,668 and $197,407, respectively as of December 31, 2005. The Partnership estimates that its pension plan and postretirement contributions during the year ended December 31, 2006 will be approximately $653 and $2,639, respectively.

Benefit payments are made from both funded benefit plan trusts and from current assets. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ended December 31,	Pension Benefits	Postretirement Benefits
2006	$8,197	$2,639
2007	8,420	2,654
2008	8,723	2,603
2009	9,078	2,523
2010	9,542	2,494
2011-2015	55,716	11,439

For postretirement benefits, the Partnership has not assumed a health care cost trend rate as, beginning in 2004, participants will pay for substantially all of the price increases in medical costs.

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

The Partnership’s pension plan investment strategies are to maximize return within reasonable and prudent levels of risk in order to provide benefits to participants. The investment strategies are targeted to produce a total return that, when combined with the Partnership’s contributions to the plan, will maintain the plan’s ability to pay all benefit and expense obligations when due. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. Investment risk is monitored on an ongoing basis through quarterly investment portfolio reviews. The target asset allocation is 75% equities and 25% debt securities. The Partnership’s pension plan weighted-average asset allocation by asset category based on asset fair values is as follows:

Percentage of Pension
Plan assets

	Successor Basis
Asset category	December 31, 2004	December 31, 2005
Equity securities	77.3%	78.3%
Debt securities	22.7%	21.7%
Total	100.0%	100.0%

The Partnership sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $1,414 and $1,010 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $6,059 and $4,898 for the years ended December 31, 2004 and 2005, respectively.

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

WTI accounts for employee stock options and restricted shares of Class A Common Stock in accordance with SFAS No. 123. The options granted consisted of “Series 1” and “Series 2” options. For the 2003 grants, the Series 1 options were issued with an initial exercise price of $2.11 per share (during the second half of 2003), which will decrease in six month increments to $0.32 per share when the time of exercise is from January 1, 2008 to the normal expiration date. The Series 2 options were issued with an initial exercise price of $7.30 per share (during the second half of 2003), which will decrease in six month increments to $5.29 per share when the time of exercise is from July 1, 2008 to the normal expiration date.

WTI applies the binomial option-pricing model in accounting for the options issued under the WTI stock incentive plan. During the years ended December 31, 2003, 2004 and 2005, the weighted-average assumptions used in the binomial option-pricing model were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
2003	2.74%	5 years	0%	0%
2004	3.15%	5 years	0%	0%
2005	4.00%	5 years	0%	0%

During 2005, the Partnership granted 365,000 Series 1 options, with weighted average exercise prices and weighted average grant date fair values as follows:

	Series 1
	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (1)
Options whose exercise price was less than the market value of the underlying Class A Common Stock on the day of grant	$1.80	$2.17
Options whose exercise price was equal to the market value of the underlying Class A Common Stock on the day of grant	$1.88	$0.33
Options whose exercise price was greater than the market value of the underlying Class A Common Stock on the day of grant	$1.93	$0.00

(1)            Grant date fair value was calculated using the binomial option-pricing model.

During 2005, the Partnership granted 365,000 Series 2 options, whose exercise price was greater than the market value of the underlying Class A Common Stock on the day of grant. The weighted average exercise price and weighted average grant date fair value of these Series 2 options were $5.93 and $0.0 per share. In 2005, there were no Series 2 options granted whose exercise price was  equal to or less than the market value of the underlying Class A Common Stock on the day of grant.

The stock options vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $6, $199 and $1,026 during the six months ended December 31, 2003 and the years ended December 31, 2004 and 2005, respectively, attributable to stock options.

Information concerning stock options issued to employees of the Partnership is presented in the following table. At December 31, 2003, there were no Series 1 or 2 stock options exercisable. There were 329,600 and 846,500 Series 1 stock options exercisable at December 31, 2004 and 2005, respectively. There were also 329,600 and 846,500 Series 2 stock options exercisable at December 31, 2004 and 2005, respectively. The weighted-average remaining contractual life was 7.9 years at December 31, 2005.

	Series 1		Series 2
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	—	$—	—	$—
Granted	1,830,000	2.11	1,830,000	7.30
Exercised	—	—	—	—
Forfeited	(17,500)	2.11	(17,500)	7.30
Unexercised	—	—	—	—
Balance at December 31, 2003	1,812,500	2.11	1,812,500	7.30
Granted	227,500	1.92	227,500	7.11
Exercised	—	—	—	—
Forfeited	(223,500)	1.85	(223,500)	7.04
Unexercised	(6,000)	1.78	(6,000)	6.97
Balance at December 31, 2004	1,810,500	1.78	1,810,500	6.97
Granted	365,000	1.87	365,000	5.92
Exercised	—	—	—	—
Forfeited	(52,500)	1.60	(52,500)	6.76
Unexercised	(20,500)	1.66	(20,500)	6.87
Balance at December 31, 2005	2,102,500	1.48	2,102,500	6.49

During the six months ended December 31, 2003, WTI granted 4,018,000 restricted shares of its Common Stock to certain members of the Partnership’s management having an aggregate value of $1,283. These restricted shares vest over five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $128, $257 and $257 during the six months ended December 31, 2003 and the years ended December 31, 2004 and 2005, respectively, attributable to restricted stock grants. During the first quarter of 2004, WTI entered into a series of restricted stock subscription agreements with certain members of the Partnership’s management having an aggregate value of $12,938 for 1,587,500 restricted shares of Common Stock. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. The Partnership recognized stock-based compensation expense of $1,491 and $1,638 during the years ended December 31, 2004 and 2005, respectively,  attributable to these restricted stock subscription agreements. Also during the first quarter of 2004, WTI entered into a stock subscription agreement with a member of the Partnership’s management having a value of $819 for 100,512 shares of Common Stock. Since there was no vesting or service period associated with these shares, the entire stock-based compensation expense for these shares was recognized during the first quarter of 2004.

On February 28, 2005, WTI entered into a stock subscription agreement in connection with the exercise by a member of management of his option to purchase 16,000 shares of Class A Common Stock for an aggregate purchase price of $25. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder. On March 21, 2005, WTI entered into a restricted stock subscription agreement under which one of our executive officers purchased an aggregate of 200,000 restricted shares of WTI Class A Common Stock at a price of $1.00 per share, for an aggregate purchase price of $200. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder and was made without registration pursuant to the exemption provided by Rule 701 of the Securities Act.

During the fourth quarter of 2005, WTI accelerated the vesting of restricted shares and stock options held by a member of the Partnership’s management and, as a result, $4,338 in additional compensation expense for these shares and options was recognized.

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

Current assets	$178,756
Property and equipment	129,504
Deferred charges	33,975
Other long-term assets	59,901
Goodwill	116,048
Other identifiable intangible assets	666,723
Current liabilities	(203,085)
Pension and postretirement benefits	(64,067)
Long-term portion of capital lease obligations	(62,640)
Other long-term liabilities	(17,349)
Allocated purchase price	$837,766

The $116,048 of goodwill was allocated as follows: $102,189 to the electronic travel distribution segment and $13,859 to the information technology services segment.

During the years ended December 31, 2004 and December 31, 2005, a net decrease of $4,013 and $232 was recorded to goodwill as a result of the reduction of a valuation allowance on pre-acquisition foreign deferred tax assets.

Other identifiable intangible assets acquired consist of the following:

Asset	Fair Value	Estimated Useful Life
Supplier and agency relationships	$321,618	8–11 years
Information technology services contracts	36,126	5–15 years
Developed technology	236,837	11 years
Trade name	72,142	Indefinite

The weighted average life of acquired identifiable intangibles, subject to amortization, is approximately nine years. The goodwill and trade name are not amortized but will be tested for impairment on an annual basis or at an interim date if indicators of impairment exist. In 2005, the Partnership did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review.

The following unaudited proforma financial information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the period presented. Adjustments related to the Acquisition that affect the results of operations include credits provided to Delta and Northwest under their respective founder airline services agreement (the “FASAs”), interest expense associated with the debt issued in conjunction with the Acquisition, depreciation of the step-up of fixed assets, amortization of the fair value of amortizing intangible assets, and the advisory fee payable to WTI. This pro forma information does not purport to be indicative of what would have occurred had the Acquisition occurred as of January 1 or of results of operations that may occur in the future.

Predecessor Basis
Six Months Ended June 30, 2003
Revenues	$405,805
Net loss	(12,357)

9.   Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

		Successor Basis
		December 31, 2004		December 31, 2005
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8–11 years	$321,618	$50,598	$321,618	$84,637
Information technology services contracts	5–15 years	36,126	4,212	36,126	7,020
Developed technology	5–11 years	239,947	33,145	238,979	55,725
Goodwill	Indefinite	112,035	—	111,803	—
Trade name	Indefinite	72,142	—	72,142	—
		$781,868	$87,955	$780,668	$147,382

The Partnership recorded amortization expense for its amortized intangible assets of $29,288 for the six months ended December 31, 2003 and $58,667 and $60,275 for the years ended December 31, 2004 and 2005, respectively. Estimated amortization expense for the Partnership’s intangible assets is as follows:

Year Ended December 31,
2006	$58,220
2007	58,146
2008	57,174
2009	57,471
2010	57,471
Thereafter	160,859
$449,341

In connection with the Acquisition of Worldspan, the Partnership recorded an intangible asset in the amount of $33,152 related to the FASAs with Delta and Northwest. As of December 31, 2005, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $27,632. This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets. The services provided to Delta and Northwest under the terms of their respective FASA include internal reservation services, development services and other support services. The Partnership continues to provide services to the airlines in accordance with the terms of the respective FASA. The Partnership believes that these services are essential to the continued operation of the airlines. In addition, the Partnership believes that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit each airline receives as a part of the respective FASA. The Partnership does not believe that the long term value of the FASAs has changed based on any facts currently available. Given the early stage of the bankruptcy proceedings for Delta and Northwest, additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASAs and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, the Partnership also recorded additional intangible assets of approximately $321,618 related to the value of the Partnership’s existing contracts with online travel agencies, traditional travel agencies and travel suppliers. The Partnership believes that the Delta and Northwest bankruptcy filings will not have a materially adverse impact on cash flows because the travel customer would be able to select another supplier if Delta and Northwest were to reduce their flight capacity. Alternatively, Delta and Northwest could further pursue GDS alternatives allowing them to bypass the Worldspan GDS. If either Delta or Northwest were successful in bypassing the Worldspan GDS entirely or significantly reducing their flight capacity, the Partnership’s cash flow and financial condition could be materially, adversely effected and possibly result in an impairment of the intangible asset in the future.

Of the $321,618 recorded for the Parnership’s existing contracts with travel agencies and travel suppliers, the Partnership estimates that $35,234 was related to the Expedia contract. Based on that estimate, the portion of this intangible asset that was unamortized as of December 31, 2005 was $24,223. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s announced agreement with the other GDS provider, the Partnership will further assess the impact, if any, on the overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets.

10.   Debt

On February 11, 2005, the Partnership, WS Financing Corp. (“WS Financing”), the wholly-owned domestic subsidiaries of the Partnership parties thereto as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”) as part of the Partnership’s and WS Financing’s refinancing transactions (the “Refinancing Transactions”). Pursuant to the Indenture, the Partnership and WS Financing issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In connection with the closing under the Indenture, the Floating Rate Notes were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S of the Securities Act. On April 29, 2005, the Partnership filed a Form S-4 with the Securities and Exchange Commission (“SEC”) to offer to exchange the Floating Rate Notes for substantially identical notes. The Form S-4 became effective on October 25, 2005.

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

The net proceeds to the Partnership from the sale of the Floating Rate Notes and the closing of the new Senior Credit Facility, along with available cash of the Partnership, were used to (i)(a) repay approximately $57,488 of the outstanding balance of the then-existing senior term loan including any accrued and unpaid interest then outstanding under the Partnership’s then-existing senior credit facility (the “Old Credit Facility”) and (b) terminate all commitments then outstanding under the Old Credit Facility, (ii) accept for purchase pursuant to the cash tender offer for any and all of the Partnership’s outstanding 9 5/8% Senior Notes due 2011 (the “9 5/8% Senior Notes”) of approximately $279,350 validly tendered prior to the consent date (more than 99.5 % of the total aggregate principal amount of $280,000 of 9 5/8% Senior Notes previously outstanding), and pay those holders the total purchase price of $1,171.64, including a consent payment related to the solicitation of the holders’ consent to the elimination of substantially all of the covenants contained in the indenture related to the 9 5/8% Senior Notes, for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the Partnership’s and WS Financing’s Offer to Purchase and Consent Solicitation Statement and Letter of Transmittal and Consent (the “Offer to Purchase and Consent Solicitation Statement”), plus accrued and unpaid interest on the 9 5/8% Senior Notes, for an aggregate total purchase price of $331,405, and accept for purchase and pay for an additional $150 of 9 5/8% Senior Notes tendered after February 4, 2005 but prior to February 22, 2005, the expiration time of the tender offer, and pay those holders the purchase price of $1,141.64 for each $1,000.00 principal amount of 9 5/8% Senior Notes tendered in accordance with the Offer to Purchase and Consent Solicitation Statement for an aggregate purchase price of $174, (iii) redeem outstanding WTI Preferred Stock at a redemption price equal to the face amount of the WTI Preferred Stock plus accrued and unpaid dividends thereon (including Additional Dividends (as defined in WTI’s Amended and Restated Certificate of Incorporation)) to the redemption date for a total redemption price of approximately $375,729, (iv) pay the Consent Fee (as defined below) to the Funds (as defined below) and (v) pay fees and expenses related to the Refinancing Transactions.

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

As a result of the Refinancing Transactions described above, the Partnership recorded a loss on extinguishment of debt of $55,597 during the year ended December 31, 2005.

At the Partnership’s option, the interest rate applied to borrowings under the Term Loan during 2005 was based on the LIBOR rate plus the initial applicable margin of 2.75%. The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%. At December 31, 2005, the three-month LIBOR rate was 4.54%.

On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that started at $508,370 on November 15, 2005 and amortize on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. This agreement, which has been designated as a cash flow hedge, will be used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge will result in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of December 31, 2005, the fair value of this swap was an asset of $3,382, which is included in other long-term assets in the condensed consolidated balance sheet.

Debt covenants in the Credit Agreement and the Indenture require the Partnership to maintain certain financial ratios, including a  minimum interest coverage ratio and a maximum total leverage ratio. Also, the Indenture requires the Partnership to maintain a minimum fixed charge coverage ratio. In addition, certain non-financial covenants restrict the activities of the Partnership.

Long-term debt consisted of the following:

Successor Basis December 31, 2005
Term loan under Senior Credit Facility(1)	$371,000
Floating Rate Notes(2)	300,000
9 5/8% Senior Notes(1)	500
671,500
Less current portion of long-term debt	4,000
Long-term debt, excluding current portion	$667,500

(1)             Based on borrowing rates currently available to the Partnership, the carrying value of the debt obligation approximates fair value.

(2)             The Floating Rate Notes are publicly traded and at December 31, 2005 had a market value of approximately $261,000 based on the quoted market price for such notes.

Long-term debt repayments are due as follows:

2006	$4,000
2007	4,000
2008	4,000
2009	4,000
2010	355,000
Thereafter	300,500
$671,500

11.                             Lines of Credit

On June 30, 2003, the Partnership entered into a syndicated revolving credit facility, which was to mature on June 30, 2007. This facility allowed the Partnership to borrow up to $50,000 in revolving credit loans and standby letters of credit. The revolving loans had the following rate options: the bank’s designated base rate, the euro rate or the euro base rate. Commitment fees incurred on the unused portion of the credit facility were payable quarterly in arrears at a rate of 1/2 of 1% per annum and were $128 during the six months ended December 31, 2003 and $253 for the year ended December 31, 2004. This credit facility was terminated in connection with the Refinancing Transaction.

As part of the Refinancing Transactions, the Partnership entered into a revolving credit facility in the amount of $40,000. As of December 31, 2005 no amounts were outstanding on this credit facility.

12.                               Other Events

In April 2003, the Partnership announced a workforce reduction, which included both a voluntary and an involuntary program. This reduction was a result of decreased travel, and related transaction volumes, caused by several factors including the war in Iraq, concerns over SARS, and the weakened economy. The total charge recorded for this workforce reduction, which affected approximately 200 employees, was $4,600, all of which was for severance and benefits. This amount is included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. The $4,600 charge included $3,987 for the electronic travel distribution segment and $613 for the information technology services segment. At December 31, 2003, there was no remaining liability associated with this workforce reduction.

On July 20, 2005, the Partnership announced a reduction in force of approximately 70 employees. The reduction was the result of improved organizational efficiency and the outsourcing of programming for certain applications. The Partnership recorded a charge of $1,050, all of which was for severance and benefits. This amount is included in “Cost of Revenues” in the accompanying consolidated statements of operations. At December 31, 2005, there was no remaining liability associated with this workforce reduction.

13.                               Income Taxes

Income (loss) before provision for income taxes consisted of:

	Predecessor Basis	Successor Basis
	Six Months	Six Months
	Ended	Ended	Year Ended	Year Ended
	June 30, 2003	December 31, 2003	December 31, 2004	December 31, 2005
Domestic	$34,046	$(20,075)	$37,159	$(8,798)
Foreign	(5,488)	6,364	7,808	10,231
Income (loss) before provision for income taxes	$28,558	$(13,711)	$44,967	$1,433

Income tax expense consists of the following:

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December31, 2003	Year Ended December 31, 2004	Year Ended December31, 2005
Current taxes:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	144	—	2,201	1,937
Deferred taxes:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	989	903	171
Income tax expense	$144	$989	$3,104	$2,108

No provision for U.S. federal and state income taxes was recorded during the six months ended June 30, 2003 and December 31, 2003 and the years ended December 31, 2004 and 2005, as such liability was the responsibility of the partners of Worldspan, L.P., rather than of the Partnership. The Partnership intends to distribute to its partners cash sufficient to fund the partners’ income tax liability, if any, as permitted by the Senior Credit Facility and the indenture governing our Floating Rate Notes.

Certain of the Partnership’s foreign subsidiaries are subject to income taxes. As of December 31, 2003, the foreign subsidiaries had a deferred tax asset of approximately $4,924 less a full valuation allowance. The amount relates to deferred tax assets that primarily arose prior to the Acquisition. During 2004, the Partnership reduced the pre-acquisition valuation allowance by $4,013, which had a corresponding reduction to goodwill. The Partnership recognized a portion of the deferred tax asset in 2004 and determined the remaining balance of the deferred tax asset would be utilized in future years. As of December 31, 2004, the partnership’s foreign subsidiaries had a deferred tax asset of $4,176 less a valuation allowance of $1,141. During 2005, the Partnership reduced the pre-acquisition valuation allowance by $232, which had a corresponding reduction to goodwill. At December 31, 2005, the partnership’s foreign subsidiaries had a deferred tax asset of $4,192 less a valuation allowance of $1,080.

The deferred tax assets resulted from temporary differences associated with the following:

	Seccessor Basis December 31,
	2004	2005
Depreciation	$3,336	$3,251
Allowance for doubtful accounts	182	181
Net operating loss carryforward(1)	233	335
Other	425	425
Total deferred tax assets	4,176	4,192
Valuation allowance	(1,141)	(1,080)
Net deferred tax asset	$3,035	$3,112

(1)            The operating loss carryforwards begin to expire in 2015.

14.                                              Commitments and Contingencies

The Partnership has operating lease agreements which are principally for software, equipment and office facilities. Rent expense relating to these lease agreements was approximately $47,371 and $44,770 for the six months ended June 30, 2003 and December 31, 2003, respectively, and $71,010 and $62,492 for the year ended December 31, 2004 and 2005, respectively.

The Partnership leases equipment under noncancelable capital lease obligations. Under these arrangements, an asset and obligation are recorded at the lesser of the present value of the rental and other minimum lease payments or the fair value of the leased property. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.5% to 12.0% depending on the asset being leased. The annual lease payments under capital lease obligations are allocated between a reduction in the liability and interest payments using the effective interest method.

Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2005 are as follows:

	Operating	Capital
2006	$60,490	$21,999
2007	56,059	13,226
2008	25,964	7,065
2009	3,981	3,333
2010	3,808	3,333
Thereafter	14,207	38,865
Total	$164,509	87,821
Less amount representing interest		(33,403)
Present value of net minimum lease payments		54,418
Less current maturities		(17,863)
Long-term maturities		$36,555

The Partnership has an Asset Management Offering agreement with IBM (the “IBM AMO”), expiring in 2008, that enables the Partnership to integrate additional IBM technology into the Partnership’s growing line of travel solutions. The Partnership has accounted for the IBM AMO as a multiple element arrangement of hardware, software, and services. Under the terms of the agreement, the Partnership has a remaining aggregate minimum commitment of $148,925 at December 31, 2005, plus additional contingent payments dependent upon the rate of growth of electronic travel distribution transaction volumes. Of the aggregate minimum commitment, approximately $126,140 represents future minimum lease payments for leases classified as operating at December 31, 2005 and approximately $22,785 represents future minimum lease payments for leases classified as capital at December 31, 2005. These amounts have been included in the table above in the future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2005.

The future minimum amounts payable under the IBM AMO are as follows at December 31, 2005:

	Total IBM AMO	IBM AMO Operating Leases at December 31, 2005	IBM AMO Capital Leases at December 31, 2005
2006	$61,906	$52,742	$9,164
2007	60,546	51,443	9,103
2008	26,473	21,955	4,518
	$148,925	$126,140	$22,785

The payment stream of the IBM AMO is such that in the earlier years, the payments required under the agreement exceed the value of the technology and service elements received. This prepaid element was

$13,184 and $11,166 at December 31, 2004 and 2005, respectively, and is included in “Other long-term assets” in the accompanying consolidated balance sheet.

In March 2004, the Partnership entered into an agreement to purchase data network services for the Partnership’s U.S. and Canadian offices and travel agency customers that expires in 2007. In addition, the agreement includes voice services for the Partnership’s U.S. and Canadian offices. The minimum commitment over the term of the agreement is $30,000. The Partnership has fulfilled $10,800 and $11,698 of this commitment in 2004 and 2005, respectively. The remaining minimum commitment over the term of the agreement is $7,502.

In August 2005, the Partnership entered into an agreement to outsource certain software development and maintenance services to offshore vendors. From August 2005 to January 2007, the Partnership will ramp up to a minimum of 150 full time equivalents, subject to adjustment. Thereafter, the annual full time equivalent volume commitment will be based on the number of transactions in the prior twelve months processed through the Worldspan GDS by the offshore vendor pursuant to a distributor agreement. If in any calendar year after 2007, the offshore vendor fails to process at least 500,000 transactions through the Worldspan GDS, the annual volume commitment for subsequent periods shall be zero.

On September 19, 2005, the Partnership filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division. Orbitz is one of the Partnership’s largest online travel agency customers and represented approximately 9% of its transaction volume for the twelve month period ended December 31, 2005. The Partnership’s complaint alleges that Orbitz accessed its computer system without authorization to obtain its seat map data in violation of the Federal Computer Fraud and Abuse Act and in breach of the Partnership’s agreement with Orbitz. In addition, the Partnership’s complaint further alleges that Orbitz’s use of Galileo and ITA, competing computer reservation systems, in connection with direct connect airline segments constitutes a breach of our agreement with Orbitz. The Partnership is seeking injunctive relief to prevent the unauthorized accessing and use of seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. The Partnership also seeks monetary damages from Orbitz in excess of $50,000 and reimbursement for attorneys’ fees and costs.

After filing its lawsuit, the Partnership learned that Orbitz filed suit against the Partnership on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against it for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in the Partnership’s agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding Worldspan from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of Worldspan’s contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of the Partnership’s GDS through 2011), monetary damages in excess of $50, punitive damages and reimbursement for attorneys’ fees and costs. The Partnership believes that the allegations in the Orbitz complaint are without merit and intends to defend against this action vigorously. In addition, the Partnership believes that Orbitz’s filing of its lawsuit against the Partnership constitutes another violation of the contract between the parties, and the Partnership has instituted the dispute resolution process to resolve this issue as required by the contract. If the Partnership is unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against the Partnership is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from the Worldspan GDS, which would have a material adverse effect on the Partnership business, financial condition and results of operations.

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2002. The Partnership filed appeals of these assessments.

Pursuant to a formal tax amnesty program with the Greek authorities, the Partnership reached a settlement of the outstanding assessments in an amount of approximately €7,775. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of the founding airlines shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the Acquisition. The Partnership informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement.

As discussed in Note 1 of the financial statements, Delta and Northwest entered bankruptcy protection in September 2005. In connection with the Acquisition of the Partnership in 2003, Delta, Northwest and American agreed to retain the rights and obligations of all tax matters relating to tax periods prior to June 30, 2003. Because of the indemnity provision and other remedies available under the applicable agreements, the Partnership believes that amounts paid to settle the Greek assessment will be recovered from the founding airlines and will not have an effect on the Partnership’s financial position or results of operations. However, the exercise of these rights could be successfully challenged in bankruptcy court. As of December 31, 2005, the balance of the amounts due from the founding airlines was $2,891 based on the December 31, 2005 exchange rate.

In addition, the Partnership is currently involved in various claims related to matters arising from the ordinary course of business. Management believes the ultimate disposition of these actions will not materially affect the financial position or results of operations of the Partnership.

15.                               Business Segment Information

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

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenues
Electronic travel distribution	$414,933	$396,488	$876,552	$881,599
Information technology services	52,539	32,974	67,666	72,156
Total revenues	$467,472	$429,462	$944,218	$953,755
Operating income
Electronic travel distribution	$45,803	$26,769	$120,612	$157,360
Information technology services	3,700	(18,919)	(32,155)	(41,267)
Total operating income	$49,503	$7,850	$88,457	$116,093
Depreciation and amortization
Electronic travel distribution	$26,701	$42,888	$82,401	$77,964
Information technology services	5,621	10,067	19,477	22,781
Total depreciation and amortization	$32,322	$52,955	$101,878	$100,745

Our principal administrative, marketing, product development and technical operations are located in the United States. Areas of operation outside of North America include EMEA, Asia and Latin America which are primarily composed of selling and marketing functions.

The following table includes selected interim financial information for the six months ended June 30, 2003 and December 31, 2003, respectively, and the years ended December 31, 2004 and 2005, respectively, related to our geographic areas.

	Predecessor Basis	Successor Basis
	Six Months Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Geographic areas
Total revenues
United States	$406,854	$362,104	$801,592	$815,701
Foreign	60,618	67,358	142,626	138,054
Total	$467,472	$429,462	$944,218	$953,755
Long-lived assets
United States	$173,362	$917,633	$852,091	$787,651
Foreign	31,772	31,365	35,622	28,130
Total	$205,134	$948,998	$887,713	$815,781

16.                               Supplemental Guarantor/Non-Guarantor Financial Information

Concurrent with the closing of the Acquisition discussed in Note 8, the Senior Notes became fully and unconditionally guaranteed on a senior unsecured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Concurrent with the Refinancing Transactions discussed in Note 10, the Floating Rate Notes became fully and unconditionally guaranteed on a senior unsecured basis by Worldspan, L.P.—Guarantor. Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing Corp (“WS Financing”). These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income, and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are full, unconditional, joint and several. The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing, the co-issuer, was established June 6, 2003. WS Financing does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets
as of December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$96,504	$3,970	$—	$100,474
Trade accounts receivable, net	99,646	3,147	—	102,793
Prepaid expenses and other current assets	18,729	2,577	—	21,306
Total current assets	214,879	9,694	—	224,573
Property and equipment, less accumulated depreciation	111,972	6,246	—	118,218
Deferred charges	15,956	18,395	—	34,351
Debt issuance costs, net	10,201	—	—	10,201
Supplier and agency relationships, net	271,020	—	—	271,020
Developed technology, net	206,664	138	—	206,802
Trade name	72,142	—	—	72,142
Goodwill	112,035	—	—	112,035
Other intangible assets, net	31,914	—	—	31,914
Investments in subsidiaries	14,165	—	(14,165)	—
Other long-term assets	20,187	10,843	—	31,030
Total assets	$1,081,135	$45,316	$(14,165)	$1,112,286
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$11,926	$2,745	$—	$14,671
Intercompany accounts payable (receivable)	15,305	(15,305)	—	—
Accrued expenses	115,682	40,953	—	156,635
Current portion of capital lease obligations	19,369	—	—	19,369
Current portion of long-term debt	12,497	—	—	12,497
Total current liabilities	174,779	28,393	—	203,172
Long-term portion of capital lease obligations	54,079	—	—	54,079
Long-term debt	324,990	—	—	324,990
Pension and postretirement benefits	64,821	(42)	—	64,779
Other long-term liabilities	11,067	2,800	—	13,867
Total liabilities	629,736	31,151	—	660,887
Commitments and contingencies
Partners’ capital	451,399	14,165	(14,165)	451,399
Total liabilities and Partners’ capital	$1,081,135	$45,316	$(14,165)	$1,112,286

Condensed Consolidating Balance Sheets
as of December 31, 2005
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Assets
Current assets
Cash and cash equivalents	$55,238	$2,855	$—	$58,093
Trade accounts receivable, net	95,475	2,509	—	97,984
Prepaid expenses and other current assets	16,196	796	—	16,992
Total current assets	166,909	6,160	—	173,069
Property and equipment, less accumulated depreciation	85,311	5,972	—	91,283
Deferred charges	12,984	11,408	—	24,392
Debt issuance costs, net	14,626	—	—	14,626
Supplier and agency relationships, net	236,981	—	—	236,981
Developed technology, net	183,254	—	—	183,254
Trade name	72,142	—	—	72,142
Goodwill	111,803	—	—	111,803
Other intangible assets, net	29,106	—	—	29,106
Investments in subsidiaries	27,811	—	(27,811)	—
Other long-term assets	41,444	10,750	—	52,194
Total assets	$982,371	$34,290	$(27,811)	$988,850
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$12,477	$4,370	$—	$16,847
Intercompany accounts payable (receivable)	31,461	(31,461)	—	—
Accrued expenses	111,089	33,649	—	144,738
Current portion of capital lease obligations	17,863	—	—	17,863
Current portion of long-term debt	4,000	—	—	4,000
Total current liabilities	176,890	6,558	—	183,448
Long-term portion of capital lease obligations	36,555	—	—	36,555
Long-term debt	667,500	—	—	667,500
Pension and postretirement benefits	60,370	(42)	—	60,328
Other long-term liabilities	9,547	(37)	—	9,510
Total liabilities	950,862	6,479	—	957,341
Commitments and contingencies
Partners’ capital	31,509	27,811	(27,811)	31,509
Total liabilities and Partners’ capital	$982,371	$34,290	$(27,811)	$988,850

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2003
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$406,854	$60,618	$—	$467,472
Operating expenses	351,447	66,522	—	417,969
Operating income (loss)	55,407	(5,904)	—	49,503
Other income (expense)
Interest (expense) income, net	(2,396)	41	—	(2,355)
Loss from subsidiaries	(5,632)	—	5,632	—
Change-in-control expense	(17,259)	—	—	(17,259)
Other, net	(1,706)	375	—	(1,331)
Total other expense, net	(26,993)	416	5,632	(20,945)
Income (loss) before income taxes	28,414	(5,488)	5,632	28,558
Income tax expense	—	144	—	144
Net income (loss)	$28,414	$(5,632)	$5,632	$28,414

Condensed Consolidating Statements of Operations
for the Six Months Ended December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$362,104	$67,358	$—	$429,462
Operating expenses	359,014	62,598	—	421,612
Operating income	3,090	4,760	—	7,850
Other income (expense)
Interest (expense) income, net	(20,705)	109	—	(20,596)
Income from subsidiaries	5,375	—	(5,375)	—
Other, net	(2,460)	1,495	—	(965)
Total other income (expense), net	(17,790)	1,604	(5,375)	(21,561)
Income (loss) before income taxes	(14,700)	6,364	(5,375)	(13,711)
Income tax expense	—	989	—	989
Net income (loss)	$(14,700)	$5,375	$(5,375)	$(14,700)

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$801,592	$142,626	$—	$944,218
Operating expenses	722,000	133,761	—	855,761
Operating income	79,592	8,865	—	88,457
Other income (expense)
Interest (expense) income, net	(40,185)	72	—	(40,113)
Income from subsidiaries	4,704	—	(4,704)	—
Other, net	(2,248)	(1,129)	—	(3,377)
Total other income (expense), net	(37,729)	(1,057)	(4,704)	(43,490)
Income (loss) before income taxes	41,863	7,808	(4,704)	44,967
Income tax expense	—	3,104	—	3,104
Net income (loss)	$41,863	$4,704	$(4,704)	$41,863

Condensed Consolidating Statements of Operations
for the Year Ended December 31, 2005
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Revenues	$815,701	$138,054	$—	$953,755
Operating expenses	709,344	128,318	—	837,662
Operating income	106,357	9,736	—	116,093
Other income (expense)
Interest (expense) income, net	(59,796)	101	—	(59,695)
Loss on extinguishment of debt	(55,597)	—	—	(55,597)
Income from subsidiaries	8,123	—	(8,123)	—
Other, net	238	394	—	632
Total other income (expense), net	(107,032)	495	(8,123)	(114,660)
Income (loss) before income taxes	(675)	10,231	(8,123)	1,433
Income tax expense	—	2,108	—	2,108
Net income (loss)	$(675)	$8,123	$(8,123)	$(675)

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2003
(Predecessor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by (used in) operating activities	$44,815	$(3,792)	$—	$41,023
Cash flows from investing activities:
Purchase of property and equipment	(2,102)	(2,134)	—	(4,236)
Proceeds from sale of property and equipment	396	—	—	396
Capitalized software for internal use	(1,367)	—	—	(1,367)
Investments in subsidiaries	(55)	—	55	—
Net cash (used in) provided by investing activities	(3,128)	(2,134)	55	(5,207)
Cash flows from financing activities:
Distribution to founding airlines	(110,000)	—	—	(110,000)
Principal payments on capital leases	(13,986)	—	—	(13,986)
Contributions to subsidiaries	—	55	(55)	—
Net cash (used in) provided by financing activities	(123,986)	55	(55)	(123,986)
Net decrease in cash and cash equivalents	(82,299)	(5,871)	—	(88,170)
Cash and cash equivalents at beginning of period	125,140	6,961	—	132,101
Cash and cash equivalents at end of period	$42,841	$1,090	$—	$43,931

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended December 31, 2003
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$47,123	$3,805	$—	$50,928
Cash flows from investing activities:
Purchase of property and equipment	(14,307)	(1,654)	—	(15,961)
Proceeds from sale of property and equipment	75	—	—	75
Capitalized software for internal use	(1,395)	—	—	(1,395)
Investments in subsidiaries	1,109	—	(1,109)	—
Net cash used in investing activities	(14,518)	(1,654)	(1,109)	(17,281)
Cash flows from financing activities:
Payments to founding airlines	(702,846)	—	—	(702,846)
Equity contribution from WTI, net of transaction costs	306,967	—	—	306,967
Distribution to WTI	(2,120)	—	—	(2,120)
Proceeds from issuance of debt, net of debt issuance costs	390,063	—	—	390,063
Principal payments on capital leases	(13,896)	—	—	(13,896)
Principal payments on debt	(12,000)	—	—	(12,000)
Contributions to subsidiaries	—	(1,109)	1,109	—
Net cash (used in) provided by financing activities	(33,832)	(1,109)	1,109	(33,832)
Net (decrease) increase in cash and cash equivalents	(1,227)	1,042	—	(185)
Cash and cash equivalents at beginning of period	42,841	1,090	—	43,931
Cash and cash equivalents at end of period	$41,614	$2,132	$—	$43,746

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2004
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by (used in) operating activities	$150,517	$(1,160)	$—	$149,357
Cash flows from investing activities:
Purchase of property and equipment	(10,575)	(3,183)	—	(13,758)
Proceeds from the sale of investments in other entity	5,765	—	—	5,765
Proceeds from sale of property and equipment	233	—	—	233
Capitalized software for internal use	(727)	(138)	—	(865)
Investments in subsidiaries	(6,320)	—	6,320	—
Net cash used in investing activities	(11,624)	(3,321)	6,320	(8,625)
Cash flows from financing activities:
Principal payments on capital leases	(21,683)	—	—	(21,683)
Principal payments on debt	(55,512)	—	—	(55,512)
Distributions to WTI, net	(6,809)	—	—	(6,809)
Contributions to subsidiaries	—	6,320	(6,320)	—
Net cash (used in) provided by financing activities	(84,004)	6,320	(6,320)	(84,004)
Net increase in cash and cash equivalents	54,889	1,839	—	56,728
Cash and cash equivalents at beginning of period	41,615	2,131	—	43,746
Cash and cash equivalents at end of period	$96,504	$3,970	$—	$100,474

Condensed Consolidating Statements of Cash Flows
for the Year Ended December 31, 2005
(Successor Basis)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated
Net cash provided by operating activities	$161,261	$(11,233)	$—	$150,028
Cash flows from investing activities:
Purchase of property and equipment	(10,572)	(3,528)	—	(14,100)
Proceeds from sale of property and equipment	239	—	—	239
Capitalized software for internal use	(19)	—	—	(19)
Investments in subsidiaries	(13,646)	—	13,646	—
Net cash used in investing activities	(23,998)	(3,528)	13,646	(13,880)
Cash flows from financing activities:
Principal payments on capital leases	(19,574)	—	—	(19,574)
Principal payments on debt	(136,488)	—	—	(136,488)
Proceeds from issuance of debt, net of issuance costs	734,727	—	—	734,727
Repurchase old notes	(327,555)	—	—	(327,555)
Distributions to WTI, net	(429,639)	—	—	(429,639)
Contributions to subsidiaries	—	13,646	(13,646)	—
Net cash (used in) provided by financing activities	(178,529)	13,646	(13,646)	(178,529)
Net decrease in cash and cash equivalents	(41,266)	(1,115)	—	(42,381)
Cash and cash equivalents at beginning of period	96,504	3,970	—	100,474
Cash and cash equivalents at end of period	$55,238	$2,855	$—	$58,093

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly-owned subsidiary of WTI, whose stockholders include CVC, OTPP, their respective affiliates and members of our senior management.

Our executive officers and directors are as follows:

Name	Age	Position
Rakesh Gangwal	52	Chairman, President and Chief Executive Officer and Director
Ninan Chacko	41	Senior Vice President—Chief Commercial Officer
David A. Lauderdale	45	Chief Technology Officer and Senior Vice President—Worldwide Technical Operations
Kevin W. Mooney	47	Chief Financial Officer
Susan J. Powers	55	Chief Information Officer and Senior Vice President—Worldwide Product Solutions
Jeffrey C. Smith	54	General Counsel, Secretary and Senior Vice President—Human Resources
Shael J. Dolman	34	Director
Ian D. Highet	41	Director
James W. Leech	58	Director
Dean G. Metcalf	50	Director
M. Gregory O’Hara	39	Director
Paul C. Schorr IV	38	Director
Joseph M. Silvestri	44	Director
David F. Thomas	56	Director

Rakesh Gangwal, Chairman, President and Chief Executive Officer and Director.   Mr. Gangwal has been our Chairman, Chief Executive Officer and President since June 2003. From August 2002 to June 2003, Mr. Gangwal was involved in various consulting projects, including work in connection with the Acquisition. From December 2001 to July 2002, Mr. Gangwal was involved in a variety of business endeavors, including private equity projects and consulting projects. From November 1998 to November 2001, Mr. Gangwal was President and Chief Executive Officer of U.S. Airways Group. From May 1998 to November 2001, Mr. Gangwal was President and Chief Executive Officer of U.S. Airways, Inc. From February 1996 to May 1998, Mr. Gangwal was President and Chief Operating Officer of U.S. Airways Group. U.S. Airways filed for voluntary bankruptcy under Chapter 11 in August 2002, nine months after Mr. Gangwal’s departure, and emerged from bankruptcy in March 2003. From 1994 to 1996, Mr. Gangwal was Executive Vice President of Planning and Development for Air France. From 1984 to 1994, he held a variety of executive management positions at United Air Lines, including Senior Vice President of Planning between 1992 and 1994. Mr. Gangwal holds a Bachelor of Technology in mechanical engineering from The Indian Institute of Technology, Kanpur, India and holds an MBA from the University of Pennsylvania’s Wharton School. Mr. Gangwal is a director of OfficeMax Incorporated and PetSmart, Inc.

Ninan Chacko, Senior Vice President—Chief Commercial Officer.   Since January 1, 2006, Mr. Chacko has been our Chief Commercial Officer, having previously served as our Senior Vice President—e-Commerce and Product Planning from January 2004 to December 2005 and our Senior Vice President—Product Planning from October 2003 to December 2003 From 2002 to October 2003, Mr. Chacko served as Senior Vice President of Emerging Business at Sabre Holdings, Inc. From 1997 to 2002, Mr. Chacko served in a variety of management roles at Sabre Inc., including Senior Vice President of Marketing for Travel Marketing and Distribution. Mr. Chacko holds Bachelor of Science and Master of Science degrees in aerospace engineering from the University of Kansas. He also graduated from Harvard Business School’s Advanced Management Program.

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

Kevin W. Mooney, Chief Financial Officer.   Mr. Mooney joined us as our Chief Financial Officer in March 2005. From 1990 to 2003, Mr. Mooney served in the following capacities for Cincinnati Bell Inc., formerly known as Broadwing Inc.: from September 2002 to July 2003, as Chief Executive Officer and Director; from November 2001 to September 2002, as Chief Operating Officer; from September 1998 to November 2001, as Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone; from January 1998 to September 1998, as Senior Vice President and Chief Financial Officer of Cincinnati Bell Telephone; from 1996 to 1998, as Vice President and Controller; from 1994 to 1996, as Vice President of Financial Planning and Analysis; and from 1990 to 1994, as Director of Financial Planning and Analysis. Previously, Mr. Mooney held financial management positions with Valuation Research Corporation, BellSouth Corporation and AT&T Corporation. More recently, he served as a consultant for a private equity investment firm. He holds a Bachelor of Science in Finance from Seton Hall University and an MBA in Finance from Georgia State University. Mr. Mooney is a director of Time Warner Telecom, Inc.

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

Shael J. Dolman, Director.   Mr. Dolman is a Portfolio Manager at the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University. He is a director of ALH Holdings, Inc. and the Hillman Companies, Inc.

Ian D. Highet, Director.   Mr. Highet is a Partner at CVC. He joined CVC in 1998 after working in mergers and acquisitions at Primedia (a KKR portfolio company). Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Network Communications Inc.

James W. Leech, Director.   Mr. Leech is a Senior Vice President at the private equity arm of OTPP. He joined OTPP in 2001. Previously, he was President and CEO of InfoCast Corporation, an Application Service Provider in the eLearning and Call Centre businesses, (1999 - 2001); Vice-Chair and Co-Founder of Kasten Chase Applied Research Inc., a data security company (1992 - 2001); and President and CEO of Union Energy Inc., one of North America’s largest energy companies (1986 - 1992). From 1979 to 1988, Mr. Leech was President of Unicorp Canada Corporation, one of Canada’s first public merchant banks. Mr. Leech graduated from the Royal Military College of Canada with a BSc. (Honours Mathematics and Physics) and holds an MBA from Queen’s University. His directorships include Yellow Pages Group, Chemtrade Logistics Inc, Harris Steel Group Inc. and Maple Leaf Sports & Entertainment Ltd.

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

M. Gregory O’Hara, Director.   Mr. O’Hara is a partner with One Equity Partners, LLC. Previously Mr. O’Hara served as our Executive Vice President—Corporate Planning and Development from June 2003 to December 2005. From 2000 until June 2003, Mr. O’Hara worked on a variety of private equity projects. He served as a Senior Vice President of Sabre, Inc. from 1997 to 2000, where he was responsible for deal initiation, strategy and design function. From 1995 to 1996, Mr. O’Hara was an Associate with Perot Systems Corporation. From 1991 to 1995, he was the President and Founder of Advanced Systems International. Mr. O’Hara holds an MBA from Vanderbilt University.

Paul C. Schorr IV, Director.   Mr. Schorr was a Managing Partner at CVC until August, 2005 and joined the Blackstone Group as a Senior Managing Director in Blackstone’s Private Equity Group in September, 2005. He joined CVC in 1996 after working as a consultant with McKinsey & Company, Inc. Mr. Schorr received his Bachelor of Science in Foreign Service (magna cum laude) from Georgetown University’s School of Foreign Service and MBA with Distinction from Harvard Business School. He is a director of AMI Semiconductor Inc. and MagnaChip Semiconductor LLC.

Joseph M. Silvestri, Director.   Mr. Silvestri is a Managing Partner at CVC. He joined CVC in 1990 after working at Lamar Companies in private equity investments. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of Southern Graphics, Inc. and MacDermid, Incorporated.

David F. Thomas, Director.   Mr. Thomas is the President of CVC. He joined CVC in 1980. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance

Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Flender AG, MagnaChip Semiconductor LLC and Network Communications Inc.

Board Composition

The stockholders agreement among CVC, certain of its affiliates, OTPP and other stockholders of WTI which was entered into June 2003, as amended, provides that our board of directors will consist of nine members, including five designees of CVC, three designees of OTPP, our President and Chief Executive Officer. These rights of designation will expire if the ownership of WTI Common Stock held by those stockholders falls below certain defined ownership thresholds. Pursuant to the stockholders agreement, the board of directors may not take certain significant actions without the approval of each of CVC and OTPP for so long as such stockholders, and their permitted transferees under the stockholders agreement, hold a defined ownership threshold.

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

Audit Committee Financial Expert

The board of directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission rules and regulations. However, the board of directors believes that each of the members of the audit committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. As the board of directors believes that the current members of the audit committee are qualified to carry out all of the duties and responsibilities of the audit committee, the board of directors does not believe that it is necessary at this time to actively search for an outside person to serve on the board of directors who would qualify as an audit committee financial expert.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table summarizes compensation awarded or paid by us during 2005, 2004 and 2003 to our current Chief Executive Officer and our four next most highly compensated executive officers.

Summary Compensation Table

					Long-term
					compensation
					payouts
		Annual compensation			Restricted
				Other Annual	Stock	LTIP	All other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	Payouts(4)	compensation(5)
Rakesh Gangwal	2005	$1,000,000	$—	$420,653	$—	$—	$179,605
Chairman, President	2004	1,000,000	2,500,000	202,855	3,260,560	—	85,716
and Chief Executive Officer	2003	500,000	500,000	709,061	862,500	—	8,703
M. Gregory O’Hara	2005	530,469	5,469	64,880		—	64,361
Executive Vice President—Corporate	2004	525,000	735,000	90,937	1,587,752	—	38,082
Planning and Development	2003	262,500	146,450	43,013	420,000	—	5,941
Ninan Chacko	2005	303,125	3,125	111,556		—	29,352
Senior Vice President—Chief	2004	300,000	270,000	79,430	2,781,074	—	15,793
Commercial Officer	2003	60,417	220,930	15,524	95,745	—	115
Susan J. Powers	2005	264,355	2,725	12,187	—	—	28,165
Senior Vice President—Worldwide	2004	260,775	235,467	3,354	205,101	—	15,828
Product Solutions	2003	263,501	216,676	—	54,255	224,11	2,654,415
Jeffrey C. Smith	2005	328,385	3,386	16,107	—		30,754
General Counsel, Secretary and	2004	264,678	339,875	101,894	1,935,302	—	8,734
Senior Vice President—	2003	—	—	—	—	—	—
Human Resources
David Lauderdale	2005	233,650	—	8,808		—	21,695
Chief Technology Officer and Senior	2004	206,682	187,785	2,367	74,215	93,240	13,536
Vice President—Worldwide	2003	203,997	270,962	—	120,000	—	1,070,796
Technical Operations

(1)             As of the date of this report, 2005 “Bonus” amounts are in the determination and approval processes as described below and are not calculable as of the date of this report. Our Employee Bonus Program (the “EBP”) is generally open to full and part-time employees in the U.S. and designated countries. Achievement of a performance goal based on an adjusted EBITDA milestone for calendar year 2005 is a principal component of the EBP. Bonus determinations for senior management are based on the achievement of performance goals and are subject to the discretion of the CEO and the human resources committee of the board of directors. The amounts reported as “Bonus” for 2005 include “special merit” payments. Payments were made ratably as part of standard payroll.  The special merit payments for 2005 were as follows:  Mr. O’Hara - $5,469; Mr. Chacko - $3,125; Ms. Powers - $ 2,725; Mr. Smith - $3,386. The amounts reported as “Bonus” for 2003 include bonuses paid as executive incentive compensation. The executive incentive compensation bonuses for the year ended December 31, 2003 were as follows: Mr. Gangwal—$500,000; Mr. O’Hara—$146,450; Ms. Powers—$216,676. $200,000 of the bonus payment for Mr. Chacko for 2003 was a signing bonus, $75,000 of the bonus payment for Mr. Smith for 2004 was a signing bonus, and $100,000 of the bonus for Mr. Lauderdale for 2003 was a retention bonus.

(2)             Other annual compensation includes a supplemental savings plan gross-up payments, which, for the year ended December 31, 2005 and 2004 respectively, were as follows: Mr. Gangwal—$137,058 and $54,217; Mr. O’Hara—$44,197 and $19,576; Mr. Chacko—$15,258 and $4,308; Ms. Powers—$12,187 and $3,354; Mr. Smith—$16,107 and $486; Mr. Lauderdale—$8,808 and $2,367.

Other annual compensation includes relocation expenses, which, for the year ended December 31, 2005, 2004 and 2003 respectively, were as follows:  Mr. Gangwal—$0, $0, and $62,561; Mr. O’Hara—$8,682, and $36,041 and $20,931; Mr. Chacko—$29,754, $54,371, and $13,107; Mr. Smith—$0, $101,408, and $0.

Other annual compensation includes a tax gross-up payment on the relocation expenses described above, which for Mr. Chacko, for the year ended December 31, 2005, was $54,544, and for Mr. O’Hara, for the year ended December 31, 2003, was $16,082.

Other annual compensation includes housing expenses (including for Mr. Gangwal, a housekeeper, utilities, insurance and parking), which, for the year ended December 31, 2005 and 2004 respectively, were as follows:  Mr. Gangwal—$72,441 and $71,263; Mr. O’Hara—$0 and  $12,721; Mr. Chacko—$0 and $4,774.

Other annual compensation includes a tax gross-up payment for the housing expenses described above, which, for the year ended December 31, 2005 and 2004 respectively, were as follows:  Mr. Gangwal—$132,797 and $59,375; Mr. O’Hara—$0 and $10,599; Mr. Chacko—$0 and $3,977.

Other annual compensation includes car allowances, which, for the year ended December 31, 2005, 2004 and 2003, respectively, were as follows: Mr. Gangwal—$78,357, $18,000, and $9,000; Mr. O’Hara—$12,000, $12,000, and $6,000; Mr. Chacko—$12,000, $12,000, and $2,417.

Other annual compensation for Mr. Gangwal for 2003 includes a payment for $637,500 to cover federal, state and local withholding tax requirements relating to the grant of 2,702,500 restricted shares of WTI Class A Common Stock.

The value of certain perquisites and other personal benefits for the other named executive officers is not included in the amounts disclosed because it did not exceed for any such named executive officer the lesser of $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(3)             On June 30, 2003, Mr. Gangwal was granted 2,702,500 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Gangwal’s continuous employment with us. On June 30, 2003, the restricted stock granted had a value of $862,500. On March 17, 2004, Mr. Gangwal was granted 384,954 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Gangwal’s continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $3,260,560. Mr. Gangwal is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On June 30, 2003, Mr. O’Hara was granted 1,316,000 restricted shares of WTI Class A Common Stock. The restricted stock was to vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. O’Hara’s continuous employment with us. On June 30, 2003, the restricted stock granted had a value of $420,000. On March 17, 2004, Mr. O’Hara was granted 187,456 restricted shares of WTI Class A Common Stock. The restricted stock was to vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. O’Hara’s continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $1,587,752. In conjunction with the termination of Mr. O’Hara’s employment agreement on December 31, 2005, the restricted period with respect to all of the restricted stock held by Mr. O’Hara was terminated. Mr. O’Hara is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid. In connection with the termination of Mr. O’Hara’s employment as our Executive Vice President—Corporate Planning and Development as of December 31, 2005, all of these shares of restricted stock vested as of December 31, 2005.

On November 19, 2003, Mr. Lauderdale was granted 120,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Lauderdale’s continuous employment with us. On November 19, 2003 the restricted stock granted had a value of $38,297.87. On March 17, 2004, Mr. Lauderdale was granted 74,215 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Lauderdale’s continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $23,685.64. Mr. Lauderdale is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On November 19, 2003, Mr. Chacko was granted 300,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Chacko’s continuous employment with us. On November 19, 2003, the restricted stock granted had a value of $95,745. On March 17, 2004, Mr. Chacko was granted 328,344 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Chacko’s continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $2,781,074. Mr. Chacko is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

On December 31, 2003, Ms. Powers was granted 170,000 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Ms. Powers’ continuous employment with us. On December 31, 2003 the restricted stock granted had a value of $205,101. On March 17, 2004, Ms. Powers was granted 24,215 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Ms. Powers’ continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $205,101. Ms. Powers is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid. On March 17, 2004, Mr. Smith was granted 228,489 restricted shares of WTI Class A Common Stock. The restricted stock will vest in five equal installments on each of the first five anniversaries of the grant, subject to Mr. Smith’s continuous employment with us. On March 17, 2004, the restricted stock granted had a value of $1,935,302. Mr. Smith is entitled to any dividends and other distributions paid with respect to the WTI Class A Common Stock; provided that, if the dividend or distribution is paid in shares of WTI Class A Common Stock or other securities or property, such shares, securities or property shall be subject to the same restrictions as the shares with respect to which they were paid.

(4)             Our long-term executive incentive compensation programs in place for the years ended December 31, 2003 and 2002 provided bonuses to our executives based upon the attainment of pre-established performance goals over three-year cycles. At the end of each three-year cycle, provided that the executive remained employed by us through the date of payment, the executive received half of any bonus earned on account of such three-year cycle. The second half of the bonus was paid the following year, again, provided that the executive remained employed by us through the date of payment. In connection with the Acquisition, we made accelerated final payments to Ms. Powers for the second half of the bonuses due under the 2000 long-term program. In addition, we made accelerated final payments to Ms. Powers of prorated amounts due under our 2001, 2002 and 2003 programs. These final payments were as follows: Ms. Powers—$224,115; Ms. Powers’ bonus for 2002 consisted of $37,500 as payment of the second half of the bonus due to her on account of the three-year cycle ending in 2001 and $31,080 as payment of the first half of the bonus due to her on account of the three-year cycle ending in 2002.

(5)             Includes (a) the compensation element of our group life insurance program for the years ended December 31, 2005, 2004 and 2003, (b) our contributions to individual 401(k) plan accounts for the years ended December 31, 2005, 2004 and 2003 (c) payments made to Ms. Powers in connection with the Acquisition, and (d) contributions to our supplemental savings plan for the years ended December 31, 2005 and 2004.

The compensation element of our group life insurance program for the year ended December 31, 2005, 2004 and 2003 respectively, were as follows: Mr. Gangwal—$4,688, $4,640, and $1,770; Mr. O’Hara—$814, $874, and $437; Mr. Chacko—$539, $499, and $115; Ms. Powers—$3,038, $1,553, and $1,861; Mr. Smith—$922, $1,380, and $0; Mr. Lauderdale—$539, $461, and $623.

Our contributions to individual 401(k) plan accounts for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows: Mr. Gangwal—$10,417, $9,550, and $6,453; Mr. O’Hara—$10,500, $10,250, and $5,504; Mr. Chacko—$10,500, $10,122, and $0; Ms. Powers—$10,500, $10,250, and 3,236; Mr. Smith—$10,500, $6,771, and $0; Mr. Lauderdale - $10,500, $10,141, and $4,000. $6,453 of “All Other Compensation” for Mr. Gangwal for 2004 consisted of a 401(k) plan shortfall payment for 2003. $3,462 of “All Other Compensation” for Mr. O’Hara for 2004 consisted of a 401(k) plan shortfall payment for 2003.

In 2003, pursuant to the terms of employment agreements, the following change-in-control payments were paid following the closing of the Acquisition: Ms. Powers—$2,649,315; Mr. Lauderdale—1,066,173.

Our contributions to the supplemental savings plan for the year ended December 31, 2005 and 2004, respectively, were as follows: Mr. Gangwal—$164,500 and $65,073; Mr. O’Hara—$53,047 and $23,496; Mr. Chacko—$18,313 and $5,172; Ms. Powers—$14,627 and $4,025; Mr. Smith—$19,332 and $583; Mr. Lauderdale - $10,572 and $2,934.

In 2003 a payment of $637,500 was made to Mr. Gangwal to cover federal, state and local withholding tax requirements relating to the grant of 2,702,500 restricted shares of WTI Class A Common Stock.

Option Grants During Year Ended December 31, 2005

The following table sets forth information regarding options to purchase shares of WTI Class A Common Stock granted during the fiscal year 2005 to our executive officers named below:

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Granted	in 2005(1)	Share(2)	Date	5%	10%
Rakesh Gangwal	—	—	—	—	—	—
M. Gregory O’Hara	—	—	—	—	—	—
Ninan Chacko	30,000	4.1	1.88	12/13/2015	$134,669	$247,846
	30,000	4.1	5.88	12/13/2015	$14,669	$127,846
Susan J. Powers	—	—	—	—	—	—
Jeffrey C. Smith	—	—	—	—	—	—
David Lauderdale	20,000	2.7	1.88	12/13/2015	$89,780	$165,231
	20,000	2.7	5.88	12/13/2015	$9,780	$85,231

(1)            Options to purchase a total of 730,000 shares of WTI Class A Common Stock were granted in 2005.

(2)            The options granted in 2005 consisted of “Series 1” and “Series 2” options. The exercise price is fixed at $1.88 for Series 1 options and $5.88 for Series 2 options.

(3)            The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the estimated fair value of WTI’s Class A Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The estimated fair value of WTI’s Class A Common Stock on the date of grant was approximately $3.79 per share. The securities underlying the options listed above are not traded on an established exchange. Pursuant to the WTI stock incentive plan, the estimated fair value of a share of Class A Common Stock is to be determined in good faith by the Board.

Aggregate option exercises in 2005 and year-ended values

The following table sets forth information regarding 2005 fiscal year-end option values for each of the executive officers named below:

	Number of Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year-End (4)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Rakesh Gangwal	—	$—	600,000	900,000	$753,000	$1,129,500
M. Gregory O’Hara(2)	—	—	600,000	—	753,000	—
Ninan Chacko	—	—	100,000	210,000	125,500	249,150
Susan J. Powers	—	—	32,000	48,000	40,160	60,240
Jeffrey C. Smith	—	—	20,000	80,000	25,100	100,400
David Lauderdale	—	—	24,000	76,000	30,120	85,780

(1)            The securities underlying the options listed above are not traded on an established exchange. Pursuant to the WTI stock incentive plan, the estimated fair value of a share of Class A Common Stock is to be determined in good faith by the Board.

(2)            In connection with the termination of Mr. O’Hara’s employment as our Executive Vice President—Corporate Planning and Development as of December 31, 2005, all of the stock options held by Mr. O’Hara became immediately exercisable.

Stock Incentive Plan

Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees. The purpose of the stock incentive plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. WTI has reserved 12,580,000 shares of Class A Common Stock for issuance under the stock incentive plan. After giving effect to issuances of restricted stock and options through December 31, 2005, 274,612 shares of Class A Common Stock are available for issuance as restricted stock under the stock incentive plan and options to purchase 1,763,000 shares of Class A Common Stock may be granted under the stock incentive plan.

The stock incentive plan is administered by the human resources committee. If at any time there is not any human resources committee serving, the board of directors of WTI will administer the stock incentive plan. The human resources committee has discretionary authority to determine which employees will be eligible to participate in the stock incentive plan and will consider participants recommended by our President and Chief Executive Officer. The human resources committee will establish the terms and conditions of the restricted stock and options awarded under the stock incentive plan. However, in no event may the exercise price of any options granted or (except for certain initial grants of restricted stock made at the closing of the Acquisition) the purchase price for restricted stock offered under the stock incentive plan be less than the fair market value of the underlying shares on the date of grant. Existing stock option grants were subject to a provision whereby the exercise price was reduced over time pursuant to a sliding scale formula. The sliding scale formula would be frozen, in effect setting the exercise price at its present assigned value, in the event of the redemption of the WTI Preferred Stock. On February 16, 2005, WTI redeemed approximately 97% of the WTI Preferred Stock, and redeemed the remaining outstanding WTI Preferred Stock on April 15, 2005, in connection with and pursuant to the Refinancing Transactions. However, the human resources committee determined that the sliding scale formula would remain in effect despite the redemption of the WTI Preferred Stock.

The stock incentive plan permits WTI to grant both incentive stock options and non-qualified stock options. The human resources committee will determine the number and type of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options in individual option agreements. However, the human resources committee is not permitted to exercise its discretion in any way that will disqualify the stock incentive plan under Section 422 of the Code. The stock incentive plan provides that upon termination of employment with us, unless determined otherwise by the human resources committee at the time options are granted, the exercise period for vested options will generally be limited, provided that vested options will be canceled immediately upon a termination for cause. The stock incentive plan provides for the cancellation of all unvested options upon certain terminations of employment with us, unless determined otherwise by the human resources committee at the time options are granted. We do not have the ability to repurchase options, but shares acquired on exercise may generally be repurchased at WTI’s option following termination of employment with us prior to an initial public offering, unless otherwise determined by the human resources committee at the time of grant.

The stock incentive plan also permits WTI to offer participants restricted stock at a purchase price that is at least equal to the fair market value of a share of Class A Common Stock on the date of purchase (except for certain initial grants of restricted stock made at the closing of the Acquisition). The human resources committee will determine the number of shares of restricted stock offered to each participant, the purchase price of the shares of restricted stock, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock subscription agreements. The stock incentive plan provides that WTI may repurchase restricted stock upon a participant’s termination of employment, unless determined otherwise by the human resources committee. CVC and OTPP may repurchase any restricted stock not repurchased by WTI, unless otherwise determined by the human resources committee. All shares of restricted stock offered, and all shares acquired upon exercise of options granted, under the stock incentive plan will be subject to the stockholders agreement described below under “Item 13. Certain Relationships and Related Transactions.

Stockholders Agreement” and the registration rights agreement described below under “Item 13. Certain Relationships and Related Transactions—Registration Rights Agreement.”

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

Pension Plans

We sponsor a defined benefit plan, the Worldspan Employees’ Pension Plan, or Pension Plan, which is intended to qualify under section 401 of the Internal Revenue Code. The Pension Plan covers U.S. salaried and hourly employees hired before January 1, 2002 who are at least 18 years of age and who have completed at least one year of service. The Pension Plan does not permit any employees hired after December 31, 2001 to participate in the Pension Plan. Effective December 31, 2003, to reduce ongoing pension costs, we froze all further benefit accruals under the Pension Plan. Employees who had already become participants in the Pension Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant’s eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant’s years of vesting service. However, only benefit service and earnings history prior to January 1, 2004, will be considered for determining the amount of accrued benefit. The benefits under this plan are based primarily on years of benefit service and remuneration prior to the freeze. Vesting will occur after an employee has completed five years of vesting service.

The Pension Plan provides normal retirement benefits at age 65 determined generally as 60% of the participant’s average monthly compensation for the 60 consecutive calendar months in the last 120 months of employment (or December 31, 2003) which return the highest average, multiplied by a fraction (not to exceed one) the numerator of which is the participant’s years of benefit service and the denominator is 30. The Pension Plan offsets 50% of the employee’s social security benefit (or if less 30% of the employee’s average monthly compensation) multiplied by a fraction (not to exceed one) the numerator of which is the participant’s years of benefit service and the denominator is 30. Under the terms of the Pension Plan, the average monthly compensation of an employee includes only compensation reportable on an IRS Form W-2 and specifically does not include payments from or deferrals to any deferred compensation plan established by us.

Employees who transferred to us from an airline that was affiliated with Worldspan also receive benefit service credit for benefit accrual service earned under the affiliate airline’s retirement plan with a corresponding offset for the accrued benefit payable under such plan. The airline with whom the employee was formerly employed provided Worldspan with the benefit accrual service and accrued benefit for each transferred employee. Eight employees who are listed in Schedule III of the Pension Plan are entitled to receive an additional benefit from the Pension Plan.

An employee who has reached age 52 and completed at least 10 years of vesting service may elect to retire early with reduced benefits. The normal form of benefit under the Pension Plan for an unmarried participant is a single life annuity and for a married participant is a joint and 50% survivor annuity. Other optional forms of benefit, which provide for actuarially reduced pensions, are also available. Under federal law for 2005, normal retirement benefits from the Pension Plan are limited to $170,000 per year.

Additionally, we sponsor the Worldspan Retirement Benefit Restoration Plan, or Restoration Plan, a non-qualified supplemental pension plan. In addition to other eligible employees, Ms. Powers and Mr. Lauderdale participate in the Restoration Plan (but Mssrs. Gangwal, O’Hara, Chacko and Smith do not). This plan provides benefits on the same basis as the Pension Plan; however, the executives accrue benefits without regard to the federal limits on benefits and compensation imposed on qualified plans. Certain of our executive officers’ management retention agreements provided for the attribution of additional years of service or age in calculating benefits under the Restoration Plan. Additionally, deferrals to Worldspan’s Executive Deferred Compensation “EDC” Plan prior to December 31, 2003 are included in calculating the executive’s average monthly compensation. All benefits offered under the Restoration Plan will be offset by the benefits the executive receives under the Pension Plan. Participants in the Restoration Plan remain unsecured general creditors of ours. Effective December 31, 2003, to reduce ongoing costs, we froze all further benefit accruals under the Restoration Plan. Employees who had already become participants in the Restoration Plan will, however, continue to receive vesting credit for their future years of service for purposes of determining vesting of their frozen accrued benefit. Similarly, future service with us will be taken into consideration for purposes of determining a participant’s eligibility to receive early retirement and similar benefits which are conditioned on the number of a participant’s years of vesting service.

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

As of December 31, 2003 when accruals were frozen, Ms. Powers and Mr. Lauderdale had 12.25 years and 15 years, respectively, of benefit service credited under the Pension Plan.

As of December 31, 2005, the fair market value of the Pension Plan’s assets was $197.4 million. Its FAS 87 accumulated benefit obligation, or ABO, was $216.7 million and its projected benefit obligation, or PBO, was $216.7 million. Accordingly, the Pension Plan’s ABO exceeded its assets by $19.3 million and its PBO exceeded its assets by $19.3 million.

401(k) Plan

We sponsor a defined contribution plan, the Worldspan Retirement Savings Plan, or 401(k) Plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) Plan on the first day of the month in which the employee has attained 18 years of age and 30 days of employment. Employees may make pre-tax contribution of 1%—50% of their eligible compensation, not to exceed the limits under the Internal Revenue Code.

During the year ended December 31, 2005, we matched 100% of the employee contributions, up to a maximum of 5% of the employee’s eligible compensation. Employees may direct their investments among various pre-selected investment alternatives. Each employee is at all times 100% vested in his or her benefits under the 401(k) Plan, including the employer match.

We have a Supplemental Savings Program for key management employees designated by us whose contributions are limited under the 401(k) Plan by the annual IRS compensation limit which was $210,000 in 2005. This program provides for employee and matching contributions once the employee reaches the annual compensation limit in the 401(k) Plan. The employer match under the Supplemantal Savings Program is the same as the 401(k) plan match and will apply only to amounts contributed by the executive to the Supplemental Savings Program. This employer match will be fully grossed-up to account for any federal, state or other taxes that may be imposed. All employer and employee contributions to the Supplemental Savings Program will be placed in segregated self directed brokerage accounts, in the name of the participant, and will not be subject to our creditors. Accordingly, all contributions will be immediately taxable to each participant, and we will receive a compensation deduction equal to the amount of all such contributions.

2005 Executive Incentive Compensation Program

In 2005, we had in place an Executive Incentive Compensation Program, or 2005 EICP, that was designed to motivate participants to achieve strategic goals and to attract, reward and retain key executives. The 2005 EICP sought to accomplish these goals by allowing eligible employees to receive cash awards by achieving certain pre-established company and individual based goals. In addition to other eligible employees, all of the named executive officers participated in the 2005 EICP. The 2005 EICP is governed by the members of the Worldspan Board human resources committee.

The purpose of the 2005 EICP was to provide eligible employees with an incentive for excellence in individual performance and to promote teamwork among our key employees, which is essential for us to realize our annual business objectives. The 2005 EICP was designed to accomplish these goals by allowing eligible employees to share in our success by receiving monetary awards upon the attainment of pre-established performance goals. These awards are based upon a percentage of the employee’s base salary.

Administration and Implementation.   The 2005 EICP was administered by a committee consisting of the President and CEO, the Chief Financial Officer, and the General Counsel, Secretary and Senior Vice President—Human Resources. These individuals are referred to herein as the Administrative Committee. The Administrative Committee is responsible for overseeing the day-to-day operation of the 2005 EICP, as well as the selection of key employees to become participants in the 2005 EICP.

Eligibility.   Certain of our key employees who were recommended by the President and CEO and who were approved by the Administrative Committee were eligible to participate in the 2005 EICP.

Payment of Awards.   Payouts under the 2004 Executive Incentive Compensation Program were made in 2005.

Employment Agreements

Rakesh Gangwal.   Rakesh Gangwal joined us in June 2003. His employment agreement provides for him to serve as our Chairman, President and Chief Executive Officer for a five year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Under this agreement, Mr. Gangwal will receive an annual base salary of $1,000,000, subject to annual merit increases as determined by our board of directors. Under the agreement, Mr. Gangwal is also eligible for an annual performance bonus, with a target payment of 100% of his base salary, adjusted to reflect the actual performance targets achieved. Under the terms of Mr. Gangwal’s employment agreement and a side letter agreement, we are also obligated to pay benefits on the same basis as the Pension Plan, which benefits accrued until December 31, 2003 without regard to the federal limits on benefits and compensation imposed on qualified plans. In calculating these benefits, Mr. Gangwal will be credited with 5.5 years of service, and, consistent with our treatment of the participants in our Pension Plan, his average monthly compensation will be frozen as of December 31, 2003. The employment agreement also provides for the equity opportunities described under “Item 13. Certain Relationships and Related Transactions.”

Upon a change-in-control and a termination of Mr. Gangwal’s employment in connection with the change-in-control, he will receive a lump sum payment equal to three times his then current base salary and prior year’s performance bonus, and a prorated portion of any performance bonuses and continued participation in our health and welfare benefits plans for 36 months. The agreement provides for tax restoration payments to the extent any of the severance benefits are subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contains a customary non-competition provision lasting two years, a non-solicitation covenant lasting three years and confidentiality covenants. In addition, the agreement provides for reasonable relocation costs or a housing allowance, medical, life and disability insurance and participation in our pension plan (or equivalent benefits). In the event Mr. Gangwal resigns for good reason, as defined in the agreement, or if we terminate his employment for any reason other than for cause, Mr. Gangwal will be entitled to receive base salary for three years and a lump sum payment of a prorated portion of his performance bonus for the year in which he was terminated. In addition, Mr. Gangwal may continue to participate in our health and welfare benefit plans for three years and receive other miscellaneous benefits. In the event of his termination as a result of death or disability, Mr. Gangwal (or his beneficiaries) will be entitled to a lump sum payment of a prorated portion of his performance bonus and continued participation in our group health and welfare benefit plans for 12 months.

M. Gregory O’Hara.   Gregory O’Hara joined us in June 2003. His employment agreement provided for him to serve as our Executive Vice President of Corporate Planning and Development for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice was given by either of us prior to the termination date. Under this agreement, Mr. O’Hara received an annual base salary of $525,000, subject to annual merit increases as determined by our board of directors. Under the agreement, Mr. O’Hara was also eligible for an annual performance bonus, with a target payment of 70% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provided for the equity opportunities described under “Item 13. Certain Relationships and Related Transactions.”

Upon a change-in-control and a termination of Mr. O’Hara’s employment in connection with the change-in-control, he was to receive a lump sum payment equal to one and one half times his then current base salary and prior year’s performance bonus, and a prorated portion of any performance bonus and continued participation in our health and welfare benefit plans for 18 months. The agreement provided for tax restoration payments to the extent any of the severance benefits were subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contained customary non-competition and non-solicitation covenants lasting two years and confidentiality covenants. In addition, the agreement provided for reasonable relocation costs, medical, life and disability insurance and participation in our pension plan (or equivalent benefits).

On December 31, 2005 Mr. O’Hara terminated his employment with us pursuant to the aforementioned employment agreement. In connection with the termination of Mr. O’Hara’s employment with us under this agreement, the vesting of all options held by him to purchase shares of WTI Common Stock was accelerated such that all options held by him became immediately exercisable as of December 31, 2005, and all shares of restricted stock held by Mr. O’Hara also became vested as of that date. Mr. O’Hara entered into a new employment agreement with us effective December 31, 2005. Pursuant to this agreement, Mr. O’Hara will provide advisory services to us on a limited basis on various matters for a term of four years, unless the agreement is terminated by Mr. O’Hara for any reason or by the Company for cause prior to the termination date. Under this agreement, Mr. O’Hara will receive a salary at an annualized rate of $15,000, and will not be eligible for or entitled to any salary increases. Mr. O’Hara is also entitled to continue to participate in our health and welfare benefit plans for 18 months or until he obtains coverage for such benefits under non-Company plans. The agreement also contains customary non-competition and non-solicitation covenants lasting two years and confidentiality covenants. Mr. O’Hara continues to serve as a director on our board of directors.

Ninan Chacko.   Ninan Chacko joined us in October 2003. His employment agreement provides for him to serve as our Senior Vice President of Product Planning for a three year initial term, with such initial term automatically extending for additional one year periods unless written notice is given by either of us prior to the termination date. Mr. Chacko presently serves as our Chief Commercial Officer. Under this agreement, Mr. Chacko will receive an annual base salary of $300,000, subject to annual merit increases as determined by our board of directors. Mr. Chacko is also eligible for an annual performance bonus, with a target payment of 45% of his base salary, adjusted to reflect the actual performance targets achieved. The agreement also provides for the equity opportunities described under “Item 13. Certain Relationships and Related Transactions.” Upon entering into this agreement, Mr. Chacko received a $200,000 signing bonus.

Upon a change-in-control and a termination of Mr. Chacko’s employment in connection with the change-in-control, he will receive a lump sum payment equal to one and one half times his then current base salary and prior year’s performance bonus, and a prorated portion of any performance bonus and continued participation in our health and welfare benefit plans for 18 months. The agreement provides for tax restoration payments to the extent any of the severance benefits are subject to an excise tax imposed on certain payments made in connection with a change-in-control under the Internal Revenue Code. The agreement also contains customary non-competition and non-solicitation covenants lasting two years and confidentiality covenants. In addition, the agreement provides for reasonable relocation costs, medical, life and disability insurance and participation in our pension plan (or equivalent benefits). In the event Mr. Chacko resigns for good reason, as defined in the agreement, or if we terminate his employment for any reason other than for cause, Mr. Chacko will be entitled to receive base salary for one year and a lump sum payment of a prorated portion of his performance bonus for the year in which he was terminated. In addition, Mr. Chacko may continue to participate in our health and welfare benefits for one year and receive other miscellaneous benefits. In the event of his termination as a result of death or disability, Mr. Chacko (or his beneficiaries) will be entitled to a lump sum payment of a prorated portion of his performance bonus and continued participation in our health and welfare benefit plans for 12 months.

Other Executive Officers.   We have employment agreements in place with Messrs. Lauderdale, Smith and Ms. Powers. The initial term of each of the employment agreements is two years, commencing January 1, 2004 in the case of Mr. Lauderdale and Ms. Powers and March 8, 2004 in the case of Mr. Smith. In each case, the term of the employment agreement automatically extends for an additional one-year period unless either we or the executive officer gives notice of non-renewal at least 90 days before the end of the employment term. Pursuant to each employment agreement, each executive officer will be eligible for annual bonus compensation in accordance with our bonus program. Each employment agreement contains customary non-competition and non-solicitation covenants, in each case lasting 18 months following the executive’s termination of employment and confidentiality and non-disparagement covenants.

Each employment agreement provides that if the executive officer terminates his or her employment for good reason, as defined in the applicable employment agreement, or if we terminate the executive officer’s employment without cause, as defined in the applicable employment agreement, the executive officer shall receive severance payments equal to 18 months’ base salary and shall continue to receive certain group welfare benefits for 18 months. Each employment agreement also provides that if, within one year following a change in control, as defined in the employment agreement, the executive officer terminates his or her employment for good reason, or if we terminate the executive officer’s employment without cause, the executive officer shall be entitled (i) to receive a performance bonus prorated for the portion of the year preceding the change in control, (ii) to receive an amount equal to the sum of the executive officer’s base salary plus the bonus received by the executive officer in the preceding year, multiplied by 1.5 and (iii) to continue to receive certain group benefits for 18 months. The employment agreements do not provide for any payments or continued benefits if the executive officer voluntarily resigns or is terminated by us for cause.

Compensation of Directors

Directors who are also our employees do not receive compensation for service on our board of directors. Each of our other directors received in 2005 (other than Mr. O’Hara) and will receive in 2006 an annual board fee of $25,000 for their service on our board of directors.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are a wholly owned subsidiary of WTI. The following table sets forth certain information regarding the beneficial ownership of WTI, as of March 1, 2006 by (i) each person or entity known to us to own more than 5% of any class of WTI’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of members of our board of directors and all of our executive officers as a group. WTI’s outstanding securities consist of approximately 83,067,548 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and zero shares of WTI Preferred Stock. This table does not include shares of WTI Class A Common Stock issuable upon conversion of WTI Class B Common Stock or WTI Class C Common Stock or shares of WTI Class C Common Stock issuable upon conversion of WTI Class A Common Stock. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Number and Percent of Shares of WTI(1)
	Class A Common Stock		Class B Common Stock		All Common Stock
	Number	Percent	Number	Percent	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.(2)	50,858,251	60.3%	—	—	53.3%
399 Park Avenue, 14th Floor
New York, NY 10022
Ontario Teachers’ Pension Plan Board	23,522,810	27.9%	11,000,000	100.0%	36.3%
5650 Yonge Street
Toronto, Ontario M2M 4H5
Named Executive Officers and Directors:
Rakesh Gangwal(3)(4)	4,064,374	4.8%	—	—	4.3%
M. Gregory O’Hara(5)	2,448,107	3.3%	—	—	2.9%
Ninan Chacko(3)(6)	728,345	*	—	—	*
David Lauderdale(3)(7)	218,215	*	—	—	*
Susan J. Powers(3)(8)	226,215	*	—	—	*
Jeffrey C. Smith(3)(9)	268,489	*	—	—	*
Shael J. Dolman(10)(11)	23,522,810	27.9%	11,000,000	100.0%	36.2%
Ian D. Highet(2)(12)(13)	50,883,379	60.6%	—	—	53.5%
James W. Leech(10)	—	—	—	—	—
Dean G. Metcalf(10)(11)	23,522,810	27.9%	11,000,000	100.0%	36.2%
Paul C. Schorr IV(2)(14)	37,692	*	—	—	*
Joseph M. Silvestri(2)(12)(15)	50,921,071	60.3%	—	—	53.6%
David F. Thomas(2)(12)	50,983,892	60.4%	—	—	53.7%
All executive officers and directors as a group (14 persons)(16)	83,186,087	98.6%	11,000,000	100.0%	98.7%

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

(4)           Includes 26,254 shares of WTI Class A Common Stock held by Mr. Gangwal as custodian for the benefit of Parul Gangwal under the Virginia Uniform Transfers to Minors Act and (b) options exercisable for 600,000 shares of WTI Class A Common Stock within 60 days.

(5)           Includes (a) 117,266 shares of WTI Class A Common Stock held by the O’Hara 2004 Retained Annuity Trust, (b) 52,501 shares of WTI Class A Common Stock held by five of Mr. O’Hara’s family members and (c) options exercisable for 600,000 shares of WTI Class A Common Stock within 60 days. The address of Mr. O’Hara is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(6)           Includes (a) 93,813 shares of WTI Class A Common Stock held by the Chacko 2004 Retained Annuity Trust and (b) options exercisable for 100,000 shares of WTI Class A Common Stock within 60 days.

(7)           Includes options exercisable for 24,000 shares of WTI Class A Common Stock within 60 days.

(8)           Includes options exercisable for 32,000 shares of WTI Class A Common Stock within 60 days.

(9)           Includes options exercisable for 40,000 shares of WTI Class A Common Stock within 60 days.

(10)     The address of each of Mr. Dolman, Mr. Leech and Mr. Metcalf is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(11)     Includes 23,522,810 shares of WTI Class A Common Stock and 11,000,000 shares of WTI Class B Common Stock held by OTPP. Each of Mr. Dolman and Mr. Metcalf may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP and each expressly disclaims beneficial ownership of such shares.

(12)     Each of Mr. Highet, Mr. Silvestri and Mr. Thomas is a member of management of CVC and disclaims beneficial ownership of the shares held by CVC, CVC/SSB Employee Fund, L.P. and CVC Executive Fund LLC. The address of each of Mr. Highet,  Mr. Silvestri and Mr. Thomas is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.

(13)     Includes 12,564 shares of WTI Class A Common Stock held by Lea Highet.

(14)     Includes 27,692 shares of WTI Class A Common Stock held by BG Partners L.P. and 10,000 shares of WTI Class A Common Stock held by Paul C. Schorr III as trustee of The Schorr Family Trust, dated December 7, 2001. The address of Mr. Schorr is c/o Blackstone Group, 345 Park Avenue, New York, NY 10154.

(15)     Includes 62,820 shares of WTI Class A Common Stock held by Silvestri 2002 Trust.

(16)     Includes options exercisable for 960,000 shares of WTI Class A Common Stock within 60 days.

WTI Common Stock

The Amended and Restated Certificate of Incorporation of WTI provides that WTI may issue 261,000,000 shares of WTI Common Stock, divided into three classes consisting of 125,000,000 shares of WTI Class A Common Stock, 11,000,000 shares of WTI Class B Common Stock and 125,000,000 shares of WTI Class C Common Stock. There are about 83,067,548 shares of WTI Class A Common Stock outstanding, 11,000,000 shares of WTI Class B Common Stock and no shares of WTI Class C Common Stock outstanding as of March 1, 2006. The holders of WTI Class A Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders and the holders of

WTI Class B Common Stock and WTI Class C Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders other than the election of directors. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Class A Common Stock may convert any or all of his shares into an equal number of shares of WTI Class C Common Stock. Under the Amended and Restated Certificate of Incorporation of WTI, a holder of WTI Class B Common Stock or WTI Class C Common Stock may convert any or all of his shares into an equal number of shares of WTI Class A Common Stock. Pursuant to the Amended and Restated Certificate of Incorporation of WTI and for so long as any shares of WTI Class B Common Stock are outstanding, the holders of the WTI Class B Common Stock shall be entitled to an annual special dividend equal to an aggregate amount of $0.6 million per year for a period of ten years following the closing of our acquisition by WTI. As of March 1, 2006, all of the WTI Class B Common Stock is held by OTPP. Pursuant to the terms of the WTI Class B Common Stock, WTI will have the ability concurrently with an initial public offering of WTI Common Stock to calculate the net present value of the special dividends payable from the time of calculation until the expiration of the ten-year period and to prepay these special dividends in an amount equal to this net present value calculation. We amended the Amended and Restated Certificate of Incorporation of WTI to provide for WTI to prepay the special dividends for a payment to the holder of the WTI Class B Common Stock of $3.1 million. WTI may make such prepayment on or before December 31, 2005. In addition, CVC has “drag-along” rights to cause all other stockholders to sell their shares of WTI Preferred Stock and WTI Common Stock on a pro rata basis with CVC and/or its affiliates in significant sales to third parties.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 regarding all of our existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,205,000	$3.97	2,037,612
Total	4,205,000	3.97	2,037,612

(1)            As of December 31, 2005.

(2)            Consists of options to purchase 1,763,000 shares of WTI’s Class A Common Stock and 274,612 restricted shares of WTI’s Class A Common Stock issuable under the WTI stock incentive plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Subscription Agreements

In January 2006, Mr. O’Hara exercised his option to purchase shares of WTI’s Common Stock having an aggregate purchase price of $0.12 million at a purchase price of $1.20 per share of Common Stock pursuant to an option previously granted to him.

Contracts with Calleo

In 2005 we entered into a master services agreement for technology services with Calleo Distribution Technologies Pvt. Ltd (“Calleo”). Additionally in 2005, our subsidiary, Worldspan Services Limited, entered into a distributor agreement with Calleo for the distribution of our services in the India sub-continent and other countries. Rakesh Gangwal, our chairman, president and chief executive officer, has a material equity ownership interest in Calleo. The master services agreement has an initial term of ten years, subject to termination rights, and is expected to generate payments of approximately $7 million annually from us to Calleo for the technology services. The distributor agreement also has an initial ten year term, subject to termination rights. Payments under the distributor agreement are contingent upon bookings generated by Calleo.

Option and Restricted Stock Grants

In conjunction with the termination of Mr. O’Hara’s employment agreement on December 31, 2005, his unvested stock options vested and the restricted period with respect to restricted stock held by him was terminated.

From time to time, WTI expects to grant options pursuant to the WTI stock incentive plan to selected management employees. WTI expects to grant two series of non-qualified options. The exercise price will be set at a substantial premium above the fair market value of the shares on the grant date, with such exercise price declining annually on the second through the fifth anniversaries of grant to a price equal to the fair market value of the shares on the grant date in the case of one series of options, and to a price equal to a multiple of the fair market value of the shares on the grant date in the case of the other series of options. After giving effect to issuances of restricted stock and options through December 31, 2005, 274,612 shares of WTI’s Class A Common Stock are available for issuance as restricted stock under the stock incentive plan and options to purchase 1,763,000 shares of Class A Common Stock may be granted under the stock incentive plan.

Advisory Agreements

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

In February 2005, in connection with the Refinancing Transactions, WTI and two affiliates of CVC, CVC Capital Funding, LLC and Citicorp Mezzanine III, L.P., together referred to herein as the “Funds,” entered into an Exchange Agreement (the “Exchange Agreement”). In connection with the closing under the Exchange Agreement, WTI issued approximately $44.0 million aggregate principal amount of its new Subordinated Notes due 2013, referred to herein as the Holding Company Notes, to the Funds and paid approximately $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation by the Funds of all of the obligations owing by WTI to the Funds under each Fund’s interest in the remaining American subordinated seller note. WTI also agreed to pay the Funds a total of approximately $8.6 million on or before February 28, 2005, as a consent fee in return for the approval by the Funds of the Refinancing Transactions and the replacement of the remaining subordinated seller note with the Holding Company Notes. While the Holding Company Notes will not be our debt obligations, so long as we are not in default under, and are in compliance with all financial covenants of our new senior credit facility, the indenture governing the new senior secured notes and continue to maintain a fixed charge coverage ratio (as defined in the indenture) of 2.25x or better, we expect to be permitted to distribute funds to WTI sufficient to pay cash interest of up to 12% for the Holding Company Notes.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants in 2004 and 2005

During fiscal 2004 and 2005, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal 2004	Fiscal 2005
	($ in thousands)
Audit Fees	$1,195	$1,866
Audit-Related Fees(1)	100	272
Tax Fees(2)	91	238
All Other Fees(3)	20	3

(1)            Audit related fees for 2005 and 2004 consist of employee benefit plan audits.

(2)            Tax fees consist of tax consulting services.

(3)            All other fees for 2005 and 2004 consist of training and product subscription fees.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Our consolidated balance sheets as of December 31, 2004 and 2005, the related consolidated statement of operations, partners’ capital and cash flows for each of the years ended December 31, 2003, 2004 and 2005, the footnotes thereto and the reports of PricewaterhouseCoopers LLP, independent auditors, are filed herewith.

Worldspan, L.P.

Financial statement schedule:
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2004, and 2005

		Additions
	Balance at Beginning Of Period	Charged (credited) to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
	(In Thousands)
Predecessor Basis:
Six months ended June 30, 2003
Allowance for doubtful accounts	$18,447	$1,575	$—		$(4,377)	$15,645
Cancellation Reserve	13,874	372	—		—	14,246
Deferred tax asset valuation allowance	5,812	9	—		(542)	5,279
Successor Basis:
Six months ended December 31, 2003
Allowance for doubtful accounts	$15,645	$1,284	$—		$(1,399)	$15,530
Cancellation Reserve	14,246	(4,585)	—		—	9,661
Deferred tax asset valuation allowance	5,279	—	—		(355)	4,924
Year ended December 31, 2004
Allowance for doubtful accounts	$15,530	$6,604	$—		$(5,023)	$17,111
Cancellation Reserve	9,661	(1,569)	—		—	8,092
Deferred tax asset valuation allowance	4,924	230	(4,013)	(1)	—	1,141
Year ended December 31, 2005
Allowance for doubtful accounts	$17,111	$(4,270)	$—		$(4,731)	$8,110
Cancellation Reserve	8,092	128	—		—	8,220
Deferred tax asset valuation allowance	1,141	171	(232)	(1)	—	1,080

(1)            The reduction of the valuation allowance on pre-acquisition foreign deferred tax assets resulted in a decrease to goodwill.

(b) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

The following exhibits are filed herewith unless otherwise indicated:

2.1

Partnership Interest Purchase Agreement, dated as of March 3, 2003, among Delta Air Lines, Inc., NWA Inc., American Airlines, Inc., NewCRS Limited, Inc., Worldspan, L.P. and Worldspan Technologies Inc., as amended(1)

3.1	Ninth Amended and Restated Certificate of Limited Partnership of Worldspan, L.P.(1)
3.2	Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of June 30, 2003 by and between Worldspan Technologies Inc. and WS Holdings LLC.(1)
3.3	Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of Worldspan, L.P., dated as of March 1, 2005 by and between Worldspan Technologies Inc. and WS Holdings LLC.(7)
4.1	Indenture, dated as of June 30, 2003, among WS Merger LLC, WS Financing Corp., the guarantors as named therein and The Bank of New York, as trustee.(1)
4.2	Form of 95/8% Senior Note Due 2011 (included in Exhibit 4.1).(1)
4.3

Registration Rights Agreement, dated as of June 30, 2003, by and among WS Merger LLC, WS Financing Corp., the guarantors named therein, Lehman Brothers Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(1)

4.4

First Supplemental Indenture, dated as of February 7, 2005, among Worldspan, L.P., as successor in interest to WS Merger LLC, WS Financing Corp., the guarantors named therein and The Bank of New York, as trustee.(7)

4.5	Indenture, dated as of February 11, 2005, among Worldspan, L.P., WS Financing Corp., the guarantors parties thereto and The Bank of New York Trust Company, N.A., as trustee.(7)
4.6	Form of Senior Second Lien Secured Floating Rate Note due 2011 (included in Exhibit 4.5).(7)
4.7

Registration Rights Agreement, dated as of February 11, 2005, by and among Worldspan, L.P., WS Financing Corp., the guarantors listed therein, and J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc., and Goldman, Sachs & Co., as representatives of the several initial purchasers.(7)

10.1

Stockholders Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers’ Pension Plan Board and the other stockholders as named therein.(1)

10.2

Registration Rights Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Court Square Capital Limited, Ontario Teachers’ Pension Plan Board and the other stockholders as named therein.(1)

10.3	Delta Founder Airline Services Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.4	Northwest Founder Airline Services Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.5	American Airlines Collateral Services Agreement, dated as of June 30, 2003, by and between American Airlines, Inc. and Worldspan, L.P.(1)***

10.6	Delta Marketing Support Agreement, dated as of June 30, 2003, by and between Delta Air Lines, Inc. and Worldspan, L.P.(1)***
10.7	Northwest Marketing Support Agreement, dated as of June 30, 2003, by and between Northwest Airlines, Inc. and Worldspan, L.P.(1)***
10.8	Non-Competition Agreement, dated as of June 30, 2003, by and among American Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.9	Non-Competition Agreement, dated as of June 30, 2003, by and among Delta Air Lines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.10	Non-Competition Agreement, dated as of June 30, 2003, by and among Northwest Airlines, Inc., Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.11	Employment Agreement, dated as of June 30, 2003, among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P., as amended.(1)
10.12	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Michael B. Parks.(1)
10.13	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Michael B. Parks.(1)
10.14	Employment Agreement, dated as of February 20, 2001, by and between Worldspan, L.P. and Susan J. Powers.(1)
10.15	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan, L.P. and Worldspan Technologies Inc.(1)
10.16	Advisory Agreement, dated as of June 30, 2003, by and between Worldspan Technologies Inc. and CVC Management LLC.(1)
10.17

Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., CVC Executive Fund LLC, Court Square Capital Limited and the other investors named therein.(1)

10.18	Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Ontario Teachers’ Pension Plan Board.(1)
10.19	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Paul J. Blackney.(1)
10.20	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.21	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.22	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.23	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.24	Management Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O’Hara.(1)
10.25	Restricted Stock Subscription Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O’Hara.(1)

10.26	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and Rakesh Gangwal.(1)
10.27	Stock Option Agreement, dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O’Hara.(1)
10.28	Stock Option Agreement (one-year agreement) dated as of June 30, 2003, between Worldspan Technologies Inc. and M. Gregory O’Hara.(1)
10.29	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Dale Messick.(1)
10.30	Restricted Stock Subscription Agreement, dated as of September 22, 2003, by and between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.31	Stock Option Agreement, dated as of September 22, 2003, between Worldspan Technologies Inc. and Michael B. Parks.(1)
10.32

International Business Machines Corporation Worldspan Asset Management Offering Agreement, effective July 1, 2002, among Worldspan, L.P., International Business Machines Corporation and IBM Credit Corporation, as amended by Amendment No. 1.(1)***

10.33	Global Telecommunications Services Agreement, dated May 8, 2000, between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.(1)
10.34	AT&T InterSpan Data Communications Services Agreement, dated February 1, 1996, between AT&T Corp. and Worldspan L.P., as amended.(1)
10.35	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and American Airlines, Inc., as amended.(1)
10.36	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Delta Air Lines Inc., as amended.(1)
10.37	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Northwest Airlines, Inc., as amended.(1)
10.38	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and United Air Lines, as amended.(1)
10.39	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and USAir, Inc., as amended.(1)
10.40	Worldspan Participating Carrier Agreement, dated February 1, 1991, between Worldspan, L.P. and Continental Airlines, Inc., as amended.(1)
10.41	CRS Marketing, Services and Development Agreement, dated December 15, 1995, between Microsoft Corporation and Worldspan, L.P., as amended.(1)***
10.42	Amended and Restated Agreement for CRS Access and Related Services dated November 1, 2001 between Orbitz, LLC and Worldspan, L.P., as amended.(1)***
10.43	Worldspan Subscriber Entity Agreement dated October 1, 2001 between Worldspan, L.P. and priceline.com Incorporated, as amended.(1)***
10.44	Office Lease Agreement, dated January 16, 2004, between 300 Galleria Parkway Associates and Worldspan, L.P.(2)
10.45

Lease Agreement, dated February 7, 1990, between Worldspan, L.P. and Delta Air Lines, Inc., as amended by Data Center Lease Amendment, dated March 3, 2003, between Worldspan, L.P. and Delta Air Lines, Inc.(1)

10.46	Worldspan Executive Group Life Insurance Program.(1)
10.47	Worldspan Retirement Benefit Restoration Plan.(1)
10.48	Worldspan Executive Deferred Compensation Plan.(1)
10.49	2003 Executive Incentive Compensation Program (short-term and long-term plans).(1)
10.50	2002 Executive Incentive Compensation Program (long-term plan).(1)
10.51	2001 Executive Incentive Compensation Program (long-term plan).(1)
10.52	2000 Executive Incentive Compensation Program (long-term plan).(1)
10.53	Worldspan Technologies Inc. Stock Incentive Plan.(1)
10.54	Employment Agreement, dated as of October 20, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Ninan Chacko.(1)
10.55	Restricted Stock Subscription Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.56	Stock Option Agreement, dated as of October 20, 2003, between Worldspan Technologies Inc. and Ninan Chacko.(1)
10.57	Amendment No. 2 to the International Business Machines Corporation Worldspan Asset Management Offering Agreement, dated December 24, 2003.(3)
10.58	Second Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated January 28, 2004, between Orbitz, LLC and Worldspan, L.P.(4)
10.59	Employment Agreement, dated as of December 31, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and Susan J. Powers.(4)
10.60	Side Letter Agreement regarding pension benefits, dated March 12, 2004, among Rakesh Gangwal, Worldspan, L.P. and Worldspan Technologies Inc.(4)
10.61	Letter agreement, dated March 5, 2004 among Worldspan Technologies Inc., Dale Messick, Citigroup Venture Capital Equity Partners, L.P. and Ontario Teachers’ Pension Plan Board.(4)
10.62	Employment Agreement, dated as of March 8, 2004, by and among Worldspan, L.P., Worldspan Technologies Inc. and Jeffrey C. Smith.(4)
10.63	Worldspan Supplemental Savings Program.(4)
10.64	Global Telecommunications Services Agreement, dated February 1, 2004, by and between Worldspan, L.P. and Societe Internationale de Telecommunications Aeronautiques.(4)***
10.65	Global Telecommunications Services Agreement, dated February 1, 2004, by and between Worldspan Services Limited and Societe Internationale de Telecommunications Aeronautiques.(4)***
10.66	AT&T Interspan Data Communication Services Agreement, dated March 29, 2004, between AT&T Corp. and Worldspan, L.P.(4)***
10.67	First Amendment to Delta Founder Airline Services Agreement, dated as of March 26, 2004, by and between Delta Air Lines, Inc. and Worldspan, L.P.(5)
10.68	First Amendment to Northwest Founder Airline Services Agreement, dated as of May 10, 2004, by and between Northwest Airlines, Inc. and Worldspan, L.P.(5)
10.69	Amendment No. 9 to the CRS Marketing, Services and Development Agreement, dated as of March 11, 2004, among Worldspan, L.P. and Expedia Inc.(6)***

10.70	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., Rakesh Gangwal and Worldspan, L.P.(7)
10.71	Amendment, dated as of May 12, 2004, to Employment Agreement among Worldspan Technologies Inc., M. Gregory O’Hara and Worldspan, L.P.(7)
10.72	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and Rakesh Gangwal.(7)
10.73	Amendment No. 1 to Restricted Stock Subscription Agreement, dated as of June 21, 2004, by and between Worldspan Technologies Inc. and M. Gregory O’Hara.(7)
10.74	Letter agreement amending Amended and Restated Agreement for CRS Access and Related Services, dated as of June 24, 2003, between Orbitz, LLC and Worldspan, L.P., as amended.(7)
10.75

Amendment No. 10 to CRS Marketing, Services and Development Agreement, dated as of December 22, 2004, by and between IAC Global, LLC (as successor in interest to Expedia, Inc.) and Worldspan, L.P.(8)***

10.76	Note Redemption Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc.(7)***
10.77	Second Amendment to Delta Founder Airline Services Agreement, dated as of January 10, 2005, by and between Worldspan Technologies Inc. and Delta Air Lines, Inc.(8)***
10.78	Employment Agreement, dated as of January 25, 2005, by and between Worldspan, L.P., Worldspan Technologies Inc. and Dale Messick.(7)
10.79

Credit Agreement, dated as of February 11, 2005, among Worldspan Technologies Inc., WS Holdings LLC, Worldspan, L.P., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions or entities from time to time party thereto.(7)

10.80

Intercreditor Agreement, dated as of February 11, 2005, among JPMorgan Chase Bank, N.A., as administrative agent, The Bank of New York Trust Company, N.A., as trustee and collateral agent, Worldspan Technologies, Inc., WS Holdings LLC, Worldspan, L.P. and each other obligor party thereto.(8)

10.81	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan, L.P. and Worldspan Technologies Inc.(7)
10.82	Amendment to the Advisory Agreement, dated as of February 16, 2005, by and between Worldspan Technologies Inc and CVC Management LLC.(7)
10.83	Exchange Agreement, dated as of February 16, 2005, by and among Worldspan Technologies, Inc., Citicorp Mezzanine III, L.P. and CVC Capital Funding, LLC.(7)
10.84	10.94First Amendment to the Worldspan Technologies Inc. Stock Incentive Plan, dated March 17, 2005.(7)
10.85	Employment Agreement, dated as of March 21, 2005, by and between Worldspan, L.P., Worldspan Technologies Inc. and Kevin W. Mooney.(7)
10.86	Employment Agreement, dated as of December 31, 2005, by and among Worldspan, L.P., Worldspan Technologies Inc. and M. Gregory O’Hara

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Worldspan, L.P.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)            Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-109064) and incorporated herein by reference.

(2)            Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2004 and incorporated herein by reference.

(3)            Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2004 and incorporated herein by reference.

(4)            Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(5)            Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 13, 2004.

(6)            Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2004 and incorporated herein by reference.

(7)            Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(8)            Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-124508) and incorporated herein by reference.

***        Certain portions of this document have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSPAN, L.P.
By:	/s/ RAKESH GANGWAL
Rakesh Gangwal
Chairman, President & Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date
/s/ RAKESH GANGWAL	Chairman, President & Chief	March 3, 2006
Rakesh Gangwal	Executive Officer
(principal executive officer) of Worldspan, L.P. and Director of each of Worldspan, L.P. and its general partner, Worldspan Technologies, Inc.
/s/ KEVIN W. MOONEY	Chief Financial Officer	March 3, 2006
Kevin W. Mooney	(principal financial and
accounting officer)
/s/ SHAEL J. DOLMAN	Director of each of Worldspan,	March 3, 2006
Shael J. Dolman	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ IAN D. HIGHET	Director of each of Worldspan,	March 3, 2006
Ian D. Highet	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ JAMES W. LEECH	Director of each of Worldspan,	March 3, 2006
James W. Leech	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ DEAN G. METCALF	Director of each of Worldspan,	March 3, 2006
Dean G. Metcalf	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ M. GREGORY O’HARA	Director of each of Worldspan,	March 3, 2006
M. Gregory O’Hara	L.P. and its general partner, Worldspan Technologies, Inc.

/s/ PAUL C. SCHORR, IV	Director of each of Worldspan,	March 3, 2006
Paul C. Schorr, IV	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ JOSEPH M. SILVESTRI	Director of each of Worldspan,	March 3, 2006
Joseph M. Silvestri	L.P. and its general partner, Worldspan Technologies, Inc.
/s/ DAVID F. THOMAS	Director of each of Worldspan,	March 3, 2006
David F. Thomas	L.P. and its general partner, Worldspan Technologies, Inc.