Form 10-Q
period 2006-03-31
WORLDSPAN L P
filed 2006-05-15
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     To

Commission file number  333-109064

WORLDSPAN, L.P.

(Exact name of registrant as specified in its charter)

Delaware	75-3125716
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Galleria Parkway, N.W.
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2006, Registrant’s parent had outstanding 83,257,698 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2006

INDEX

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations – Three months ended March 31, 2006 and March 31, 2005

Condensed Consolidated Statements of Changes in Partners’ Capital – Three months ended March 31, 2006

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2006 and March 31, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worldspan, L.P.

Condensed Consolidated Balance Sheets

(Unaudited) (dollars in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$70,211	$58,093
Trade accounts receivable, net	118,490	97,984
Prepaid expenses and other current assets	15,479	16,992
Total current assets	204,180	173,069
Property and equipment, net	83,893	91,283
Deferred charges	27,180	24,392
Debt issuance costs, net	13,596	14,626
Supplier and agency relationships, net	226,780	236,981
Developed technology, net	177,834	183,254
Trade name	72,142	72,142
Goodwill	111,803	111,803
Other intangible assets, net	28,404	29,106
Other long-term assets	54,230	52,194
Total assets	$1,000,042	$988,850

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$19,482	$16,847
Accrued expenses	158,942	144,738
Current portion of capital lease obligations	16,389	17,863
Current portion of long-term debt	4,000	4,000
Total current liabilities	198,813	183,448
Long-term portion of capital lease obligations	33,757	36,555
Long-term debt	627,500	667,500
Pension and postretirement benefits	58,883	60,238
Other long-term liabilities	10,030	9,510
Total liabilities	928,983	957,341
Commitments and contingencies
Partners’ capital	71,059	31,509
Total liabilities and Partners’ capital	$1,000,042	$988,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Operations

(Unaudited) (dollars in thousands)

	Three months ended
	March 31, 2006	March 31, 2005

Revenues
Electronic travel distribution	$242,728	$241,958
Information technology services	19,371	18,624
Total revenues	262,099	260,582
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	163,822	178,141
Developed technology amortization	5,420	5,698
Total cost of revenues	169,242	183,839
Selling, general and administrative	27,644	32,616
Amortization of intangible assets	10,903	9,135
Total operating expenses	207,789	225,590
Operating income	54,310	34,992
Other Income (Expense)
Interest expense, net	(16,264)	(12,329)
Loss on extinguishment of debt	—	(55,597)
Other, net	(946)	(210)
Total other expense, net	(17,210)	(68,136)
Income (loss) before provision for income taxes	37,100	(33,144)
Income tax expense	643	918
Net income (loss)	$36,457	$(34,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital

(Unaudited) (dollars in thousands)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	$30,892	$617	$31,509
Comprehensive income:
Net income	36,457	—	36,457
Change in fair value of derivative accounted for as a hedge	—	2,431	2,431
Comprehensive income			38,888
Stock-based compensation	662	—	662
Balance at March 31, 2006	$68,011	$3,048	$71,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (dollars in thousands)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$36,457	$(34,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,820	24,880
Amortization of debt issuance costs	1,030	760
Loss on extinguishment of debt	—	55,597
Stock-based compensation	662	644
Loss on disposal of property and equipment, net	77	250
Changes in operating assets and liabilities:
Trade accounts receivable, net	(20,506)	(38,019)
Prepaid expenses and other current assets	1,513	970
Deferred charges	(2,788)	1,684
Other long-term assets	397	486
Accounts payable	2,635	1,093
Accrued expenses	14,204	12,664
Pension and postretirement benefits	(1,445)	(1,251)
Other long-term liabilities	519	(643)
Net cash provided by operating activities	58,575	25,053
Cash flows from investing activities:
Purchase of property and equipment	(2,080)	(1,574)
Proceeds from sale of property and equipment	66	54
Net cash used in investing activities	(2,014)	(1,520)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	734,864
Principal payments on capital leases	(4,443)	(4,737)
Principal payments on debt	(40,000)	(58,488)
Repurchase 9 5/8% senior notes	—	(327,481)
Distributions to WTI, net	—	(425,678)
Net cash used in financing activities	(44,443)	(81,520)
Net increase (decrease) in cash and cash equivalents	12,118	(57,987)
Cash and cash equivalents at beginning of period	58,093	100,474
Cash and cash equivalents at end of period	$70,211	$42,487

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three months ended March 31, 2006 and March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2006.  The Partnership’s quarterly financial data should be read in conjunction with its consolidated financial statements for the year ended December 31, 2005 (including the notes thereto), set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

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

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose all or part of the transactions generated by any significant travel agency and not replace such transactions, its business, financial condition and results of operations could be adversely affected.  One online agency subscriber, Expedia, generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenues of approximately $75,586 and $73,362 for the three months ended March 31, 2006 and March 31, 2005, respectively. These amounts represented 29% and 28% of total revenues for the three months ended March 31, 2006 and March 31, 2005, respectively.

On May 5, 2004, the Partnership announced that it had been informed by Expedia of its intention to move a portion of its transactions to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. Through March 31, 2006, the announced movement of Expedia’s transactions has not yet occurred; however, based on recent announcements by Expedia, the Partnership believes some movement of Expedia’s transactions may occur in the second half of 2006. Currently, the Partnership cannot forecast the magnitude of any such movement of transactions and therefore is unable to estimate the impact on its financial position, results of operations and cash flows. Also, in October 2005, Expedia notified the Partnership of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Expedia announced in May 2006 that it has commenced booking at select points of sale certain European segments through another GDS as previously announced. Currently, the Partnership cannot forecast the magnitude of any such movement of transactions and therefore is unable to estimate the impact on its financial position, results of operations and cash flows. Additionally, Priceline, one of the Partnership’s largest online travel agency customers, has signed an agreement with another GDS; however, we have not received any notification from Priceline as to the timing and volume of transactions that it intends to move. Furthermore, if we are unable to satisfactorily resolve the claims asserted against us by Orbitz, our second largest online travel agency, (see Note 5) and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS. If Expedia, Priceline or Orbitz were to move a material portion of their respective transactions to other GDS providers, the Partnership’s business would be negatively and materially impacted.

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content, including web fare content, for distribution to traditional and online agency subscribers.  We have recently entered into long-term content agreements with American, Continental and United.  Subject to termination rights, these new agreements continue until 2011.  Should we fail to maintain competitive content, our traditional and online agency subscribers could move transactions to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operations. See Note 11 for a discussion of our content agreements.

Furthermore, the Partnership charges airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “suppliers”) for electronic travel distribution services and information technology services.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection. Revenues generated by Delta and Northwest were $62,389 and $75,849 for the three months ended March 31, 2006 and 2005, respectively. These amounts represented approximately 24% and 29% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Delta and Northwest accounted for 14% and 10%, respectively, of total revenue for the three months ended March 31, 2006.

Pre-bankruptcy petition accounts receivable at March 31, 2006 under the Partnership’s two primary agreements with Delta and Northwest are $16,402, collectively. Post-bankruptcy petition accounts receivable at March 31, 2006 under the Partnership’s two primary agreements with Delta and Northwest are $31,199, collectively. The Partnership believes that its pre-bankruptcy petition accounts receivable will likely be realized over an extended period of time. The Partnership believes it will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, post-bankruptcy petition accounts receivable are expected to be collected in accordance with the terms of the Partnership’s current commercial agreements.

While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with the Partnership, subject to Northwest’s restrictions in the new content agreement referred to in Note 11 below. The Partnership is not aware of an action by either Delta or Northwest to reject any agreements with it and, accordingly continues to operate with the two airlines under its existing commercial agreements. See Note 11 for a discussion of the new five-year content agreement signed with Northwest. Additional facts could become known or actions taken by either airline in bankruptcy that could impact the Partnership’s assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, the Partnership is not yet in a position to ultimately determine whether payments previously made to it will be challenged or unwound in the bankruptcy proceedings.

The Partnership maintained an allowance for doubtful accounts of approximately $8,283 and $8,110 at March 31, 2006 and December 31, 2005, respectively.

Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period. SFAS No. 123(R) became applicable to the Partnership beginning January 1, 2006. See Note 10 for a discussion of the impact of adopting SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of and for the three months ended March 31, 2006, SFAS No. 154 did not impact the Partnership’s consolidated financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our consolidated financial condition or results of operations.

In March 2006, the FASB issued statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. We expect that SFAS No. 156 will not have a material effect on our financial condition or results of operations.

2.  Debt

On February 11, 2005, the Partnership, WS Financing Corp. (“WS Financing”), the wholly-owned domestic subsidiaries of the Partnership, as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”). Pursuant to the Indenture, the Guarantor Subsidiaries issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In addition, the Partnership, as borrower, WTI, and WS Holdings entered into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders. In connection with the closing under the Credit Agreement, a new senior credit facility (the “2005 Senior Credit Facility”), consisting of a five-year revolving credit facility in the amount of $40,000 and a new term loan facility due 2010 (the “Term Loan under 2005 Senior Credit Facility”) in the amount of $450,000, was made available to the Partnership. Obligations under the 2005 Senior Credit Facility and the guarantees are secured by a perfected first priority security interest in all of the Partnership’s tangible and intangible assets and all of the tangible and intangible assets of WTI and each of the Guarantor Subsidiaries, subject to customary exceptions, and a pledge of (i) all of the membership interests of WS Holdings LLC owned by WTI, (ii) all of the partnership interests owned by WTI and WS Holdings LLC, and (iii) all of the capital stock of the Partnership’s Guarantor Subsidiaries and significant portions of the Partnership’s holdings in foreign subsidiaries.

At the Partnership’s option, the interest rate applied to borrowings under the 2005 Senior Credit Facility is based on the LIBOR rate (as defined in the Credit Agreement) plus the initial applicable margin of 2.75%. The alternative rate is a base rate (generally defined as the sum of (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an initial applicable margin of 1.75%).The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%. At March 31, 2006, the three-month LIBOR rate was 5.0%. Borrowings under the 2005 Senior Credit Facility are subject to quarterly interest payments with respect to loans bearing interest at the base rate described above or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described above.

The net proceeds from the sale of the Floating Rate Notes and the closing of the Term Loan under 2005 Senior Credit Facility, along with available cash of the Partnership, were used to (collectively referred to as the “Refinancing Transactions”):

•      repay approximately $57,488 of the outstanding balance of the then-existing senior term loan due 2007 including any accrued and unpaid interest then outstanding under the then existing senior credit facility,

•      purchase pursuant to a cash tender offer of $279,500 of the Partnership’s outstanding 9 5/8% Senior Notes due 2011,

•      distribute funds to WTI to redeem WTI’s outstanding Preferred Stock at a redemption price equal to the face amount of WTI’s Preferred Stock plus accrued and unpaid dividends to the redemption date for a total redemption price of approximately $375,729,

•      distribute funds to WTI to pay a consent fee of $8,638 (the “Consent Fee”) to certain related parties of CVC in connection with the Holdco Notes described below, and

•      pay fees and expenses related to the Refinancing Transactions.

In connection with the Refinancing Transactions, on February 16, 2005, WTI issued $43,630 in new 11% Subordinated Notes due 2013 (the “Holdco Notes”) to certain related parties of CVC and paid $365 in accrued and unpaid interest in exchange for the surrender and cancellation of all of the obligations owing by WTI related to the then outstanding subordinated notes due 2012.

As a result of the Refinancing Transactions described above, the Partnership recorded a loss on extinguishment of debt of $55,597 during the three months ended March 31, 2005.

On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that began at $508,370 on November 15, 2005 and is amortized on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. The notional amount as of March 31, 2006 is $480,530. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge has resulted in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of March 31, 2006, the fair value of this swap was an asset of $5,812, which is included in other long-term assets in the condensed consolidated balance sheet.

The 2005 Senior Credit Facility requires the Partnership to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio.  Also, the Indenture requires the Guarantor Subsidiaries to maintain a minimum fixed charge coverage ratio. In addition, certain non-financial covenants restrict the activities of the Guarantor Subsidiaries.

Long-term debt consisted of the following:

	March 31, 2006	December 31, 2005

Term loan under 2005 Senior Credit Facility (1)	$331,000	$371,000
Floating Rate Notes (2)	300,000	300,000
9 5/8% Senior Notes (1)	500	500
	631,500	671,500
Less current portion of long-term debt	4,000	4,000
Long-term debt, excluding current portion	$627,500	$667,500

(1)     Based on borrowing rates currently available to the Partnership, the carrying value of the debt obligation approximates fair value.

(2)     $290,000 of the Floating Rate Notes are publicly traded and at May 11, 2006 had a market value of approximately $284,925 based on the quoted market price for such notes.  The remaining $10,000 of Floating Rate Notes have not yet been registered.with the Securities and Exchange Commission.

During the three months ended March 31, 2006, the Partnership paid $40,000 in principal on the term loan, of which $1,000 was a scheduled principal payment.

3.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005
Service cost	$—	$—	$59	$66
Interest cost	2,923	2,892	380	407
Expected return on plan assets	(3,948)	(3,656)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	32	27	—	—
Net periodic pension benefit (income) expense	$(993)	$(737)	$439	$473

Effective January 1, 2002, the defined benefit pension plan was amended to exclude employees hired on or after January 1, 2002. Effective December 31, 2003, the Partnership froze all further benefit accruals under the defined benefit pension plan.

4.  Related Party Transactions

In February 2005, the Partnership entered into the Refinancing Transactions.  Certain of the parties to these transactions were related parties, including WTI, CVC and OTPP.  See Note 2 for a full description of these matters.

In connection with the Refinancing Transactions, on February 16, 2005, the Partnership entered into an amendment to its Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7,700 payable on or before December 15, 2005. The prepaid advisory fees are included in “Prepaid expenses and other current assets” and “Other long-term assets” in the accompanying consolidated balance sheets. The prepaid advisory fees are being amortized on a straight line basis over the remaining term that the services are provided. The agreement expires in June 2013. During the three months ended March 31, 2006, the Partnership recognized $227 of expense in connection with this agreement.  During the three months ended March 31, 2005 the Partnership recognized a total of $601 of expense related to advisory fees.

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

During the quarter ended March 31, 2005, the Partnership distributed $4,700 to WTI to enable WTI to cover income taxes that it owed on the income generated by the Partnership in the United States. There were no distributions to WTI for any purpose in the quarter ended March 31, 2006.

Under the WTI stock incentive plan, WTI offers restricted shares of its Common Stock and grants options to purchase shares of its Common Stock to certain employees of the Partnership. As the options and restricted shares are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest.

In 2005 the Partnership entered into a master services agreement for technology services with Calleo Distribution Technologies Pvt. Ltd (“Calleo”).  Additionally in 2005, the Partnership’s United Kingdom domiciled subsidiary, Worldspan Services Limited, entered into a distributor agreement with Calleo for the distribution of our services in the India sub-continent and other countries. In 2006, the master services agreement for technology services with Calleo was terminated and the Partnership entered into a similar master services agreement for technology services with InterGlobe Technologies, Pvt. Ltd. (“IGT”). Mr. Rakesh Gangwal, Chairman, President and Chief Executive Officer of the Partnership, has a greater than 10%  equity ownership interest in both Calleo and IGT.  The master services agreement has an initial term of ten years, subject to termination rights, and is expected to generate payments of approximately $7 million annually for the technology services.  The distributor agreement also has an initial ten year term, subject to termination rights.  Payments under the agreements are contingent upon bookings generated by Calleo.  The Partnership has paid $250 and $487 to Calleo and IGT, respectively, during the three months ended March 31, 2006, and has approximately $155 and $203 of accrued expenses owed to Calleo and IGT, respectively, as of March 31, 2006.

5.  Commitments and Contingencies

On September 19, 2005, the Partnership filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division (“Federal Suit”). Orbitz is one of the Partnership’s largest online travel agency customers and represented approximately 9% of its transaction volume for the three month period ended March 31, 2006. The Federal Suit alleged that Orbitz accessed and used the Partnership’s seat map data in violation of the Federal Computer Fraud and Abuse Act (“FCFAA”) and in breach of the Partnership’s agreement with Orbitz.  The Federal Suit contained several additional state-law claims.  On April 19, 2006, the court considering the Federal Suit dismissed the Partnership’s claim under the FCFAA and relinquished jurisdiction over the Partnership’s state-law claims against Orbitz without prejudice to Worldspan refiling its state-law claims in state court.

On April 24, 2006, Worldspan filed its state-law claims in the Circuit Court of Cook County, Illinois, County Department, Law Division.  The complaint alleges that Orbitz’s improper accessing and use of the Partnership’s seat map data violates the agreements with Orbitz, and that Orbitz’s use of Galileo and ITA, competing computer reservation systems, constitutes breaches of the Partnership’s agreement with Orbitz.  The Partnership is seeking injunctive relief to prevent the unauthorized accessing and use of its seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. The Partnership also seeks monetary damages from Orbitz in excess of $50,000 and reimbursement for its attorneys’ fees and costs.

After filing its Federal Suit, the Partnership learned that Orbitz filed suit against it on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against the Partnership for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in the Partnership’s agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding Worldspan from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of its contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of the Partnerhsip’s GDS through 2011), monetary damages in excess of $50, punitive damages and reimbursement for attorneys’ fees and costs. The Partnership believes that the allegations in the Orbitz complaint are without merit and it intends to defend against this action vigorously. In addition, the Partnership believes that Orbitz’s filing of its lawsuit against it constitutes another violation of the contract between the parties, and the Partnership has instituted the dispute resolution process to resolve this issue as required by the contract. If the Partnership is unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against the Partnership is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from the Partnership’s GDS, which would have a material adverse effect on the Partnerhsip’s business, financial condition and results of operations.

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2002. The Partnership filed appeals of these assessments. Pursuant to a formal tax amnesty program with the Greek authorities, the Partnership reached a settlement of the outstanding assessments in an amount of approximately €7,775. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of Delta, Northwest and American (collectively, our “founding airlines”)  shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the Acquisition. The Partnership informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement. As of March 31, 2006, the balance of the amounts due from the founding airlines was $2,384 based on the March 31, 2006 exchange rate. Because of the indemnity provision and other remedies available under the applicable agreements, the Partnership believes that amounts paid to settle the Greek assessment will be recovered from the founding airlines and will not have an effect on the Partnership’s financial position or results of operations.

Additionally, in connection with the Acquisition of the Partnership in 2003, Delta, Northwest and American agreed to retain the rights and obligations of all tax matters relating to tax periods prior to June 30, 2003. However, the exercise of these rights could be successfully challenged in bankruptcy court.

In addition, the Partnership is currently involved in various claims related to matters arising from the ordinary course of business. Management believes the ultimate disposition of these actions will not materially affect the financial position or results of operations of the Partnership.

6.  Other Events

In the first quarter of 2006, the Partnership collected outstanding disputed amounts regarding minimum booking fees with certain former online travel agencies. The settlement resulted in the receipt of approximately $11,290 in minimum booking fees.  The receipts were classified in the accompanying statement of operations as a reduction in cost of revenues in accordance with EITF 01-9. No revenue was recognized related to these amounts in prior periods as the revenue was not fixed and determinable and collectibility was not assured. The contracts with these agencies have been terminated.

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

The Partnership evaluates segment performance and allocates resources based on operating income plus depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

	Three months ended
	March 31, 2006	March 31, 2005

Revenues
Electronic travel distribution	$242,728	$241,958
Information technology services	19,371	18,624
Total revenues	$262,099	$260,582
Operating income
Electronic travel distribution	$60,052	$41,783
Information technology services	(5,742)	(6,791)
Total operating income	$54,310	$34,992
Depreciation and amortization
Electronic travel distribution	$20,648	$19,656
Information technology services	5,172	5,224
Total depreciation and amortization	$25,820	$24,880

The Partnership’s principal administrative, marketing, product development and technical operations are located in the United States. Areas of operation outside of North America include EMEA, Asia and Latin America which are primarily composed of selling and marketing functions.

The following table includes selected interim financial information for the three months ended March 31, 2006 and March 31, 2005, respectively, related to our geographic areas.

	Three months ended
	March 31, 2006	March 31, 2005

Geographic areas
Total revenues
United States	$241,767	$223,166
Foreign	20,332	37,416
Total	$262,099	$260,582
Long-lived assets
United States	$768,814	$836,892
Foreign	27,048	33,615
Total	$795,862	$870,507

8.  Supplemental Guarantor/Non-Guarantor Financial Information

In conjunction with the closing of the Refinancing Transactions discussed in Note 2, the Term Loan under 2005 Senior Credit Facility became fully and unconditionally guaranteed on a senior secured basis by the domestic operations and assets of the Partnership (referred to as “Worldspan, L.P.—Guarantor” in the accompanying financial information). Included in Worldspan, L.P.—Guarantor are Worldspan, L.P. and all of its wholly-owned domestic subsidiaries including WS Financing.  These domestic subsidiaries also fully and unconditionally guarantee on a second priority basis the Floating Rate Notes.  These domestic subsidiaries collectively represent less than one percent of the Partnership’s total assets, Partners’ capital, total revenues, net income, and cash flows from operating activities. The guarantees of each of the legal entities comprised by Worldspan, L.P.—Guarantor are joint and several.  The foreign subsidiaries (referred to as “Non-Guarantor Subsidiaries” in the accompanying financial information) represent the foreign operations of the Partnership. WS Financing does not have any substantial operations, assets or revenues. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for Worldspan, L.P.—Guarantor and Non-Guarantor Subsidiaries. The information has been presented as if Worldspan, L.P.—Guarantor accounted for its ownership of the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

as of March 31, 2006

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$65,084	$5,127	$—	$70,211
Trade accounts receivable, net	113,453	5,037	—	118,490
Prepaid expenses and other current assets	14,749	730	—	15,479
Total current assets	193,286	10,894	—	204,180
Property and equipment, net	78,584	5,309	—	83,893
Deferred charges	15,968	11,212	—	27,180
Debt issuance costs, net	13,596	—	—	13,596
Goodwill	111,803	—	—	111,803
Other intangible assets, net	505,160	—	—	505,160
Investments in subsidiaries	29,067	—	(29,067)	—
Other long-term assets	43,703	10,527	—	54,230
Total assets	$991,167	$37,942	$(29,067)	$1,000,042

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$17,102	$2,380	$—	$19,482
Intercompany accounts payable (receivable)	22,797	(22,797)	—	—
Accrued expenses	129,554	29,388	—	158,942
Current portion of capital lease obligations	16,389	—	—	16,389
Current portion of senior debt	4,000	—	—	4,000
Total current liabilities	189,842	8,971	—	198,813
Long-term portion of capital lease obligations	33,757	—	—	33,757
Long-term debt	627,500	—	—	627,500
Pension and postretirement benefits	58,925	(42)	—	58,883
Other long-term liabilities	10,084	(54)	—	10,030
Total liabilities	920,108	8,875	—	928,983
Commitments and contingencies
Partners’ capital	71,059	29,067	(29,067)	71,059
Total liabilities and Partners’ capital	$991,167	$37,942	$(29,067)	$1,000,042

Condensed Consolidating Balance Sheets

as of December 31, 2005

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$55,238	$2,855	$—	$58,093
Trade accounts receivable, net	95,475	2,509	—	97,984
Prepaid expenses and other current assets	16,196	796	—	16,992
Total current assets	166,909	6,160	—	173,069
Property and equipment, net	85,311	5,972	—	91,283
Deferred charges	12,984	11,408	—	24,392
Debt issuance costs, net	14,626	—	—	14,626
Goodwill	111,803	—	—	111,803
Other intangible assets, net	521,483	—	—	521,483
Investments in subsidiaries	27,811	—	(27,811)	—
Other long-term assets	41,444	10,750	—	52,194
Total assets	$982,371	$34,290	$(27,811)	$988,850

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$12,477	$4,370	$—	$16,847
Intercompany accounts payable (receivable)	31,461	(31,461)	—	—
Accrued expenses	111,089	33,649	—	144,738
Current portion of capital lease obligations	17,863	—	—	17,863
Current portion of long-term debt	4,000	—	—	4,000
Total current liabilities	176,890	6,558	—	183,448
Long-term portion of capital lease obligations	36,555	—	—	36,555
Long-term debt	667,500	—	—	667,500
Pension and postretirement benefits	60,370	(42)	—	60,328
Other long-term liabilities	9,547	(37)	—	9,510
Total liabilities	950,862	6,479	—	957,341
Commitments and contingencies
Partners’ capital	31,509	27,811	(27,811)	31,509
Total liabilities and Partners’ capital	$982,371	$34,290	$(27,811)	$988,850

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2006

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$241,767	$20,332	$—	$262,099
Operating expenses	190,337	17,452	—	207,789
Operating income	51,430	2,880	—	54,310
Other income (expense)
Interest (expense) income, net	(16,281)	17	—	(16,264)
Income from subsidiaries	1,256	—	(1,256)	—
Other, net	52	(998)	—	(946)
Total other expense, net	(14,973)	(981)	(1,256)	(17,210)
Income before income taxes	36,457	1,899	(1,256)	37,100
Provision for income taxes	—	643	—	643
Net income	$36,457	1,256	(1,256)	36,457

Condensed Consolidating Statements of Operations

for the Three Months Ended March 31, 2005

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$223,166	$37,416	$—	$260,582
Operating expenses	190,101	35,489	—	225,590
Operating income	33,065	1,927	—	34,992
Other income (expense)
Interest (expense) income, net	(12,389)	60	—	(12,329)
Loss on extinguishment of debt	(55,597)	—	—	(55,597)
Income from subsidiaries	533	—	(533)	—
Other, net	326	(536)	—	(210)
Total other expense, net	(67,127)	(476)	(533)	(68,136)
(Loss) income before income taxes	(34,062)	1,451	(533)	(33,144)
Income tax expense	—	918	—	918
Net (loss) income	$(34,062)	533	(533)	(34,062)

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2006

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$57,471	$1,104	$—	$58,575
Cash flows from investing activities:
Purchase of property and equipment	(1,948)	(132)	—	(2,080)
Proceeds from sale of property and equipment	22	44	—	66
Investment in subsidiaries	(1,256)	—	1,256	—
Net cash used in investing activities	(3,182)	(88)	1,256	(2,014)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	—	—	—
Principal payments on capital leases	(4,443)	—	—	(4,443)
Principal payments on debt	(40,000)	—	—	(40,000)
Repurchase old notes	—	—	—	—
Distribution to WTI, net	—	—	—	—
Contributions to subsidiaries	—	1,256	(1,256)	—
Net cash (used in) provided by financing activities	(44,443)	1,256	(1,256)	(44,443)
Net increase in cash and cash equivalents	9,846	2,272	—	12,118
Cash and cash equivalents at beginning of period	55,238	2,855	—	58,093
Cash and cash equivalents at end of period	$65,084	$5,127	$—	$70,211

Condensed Consolidating Statements of Cash Flows

for the Three Months Ended March 31, 2005

	Worldspan, L.P.— Guarantor	Non- Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$28,244	$(3,191)	$—	$25,053
Cash flows from investing activities:
Purchase of property and equipment	(1,267)	(307)	—	(1,574)
Proceeds from sale of property and equipment	54	—	—	54
Investments in subsidiaries	(3,329)	—	3,329	—
Net cash used in investing activities	(4,542)	(307)	3,329	(1,520)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,864	—	—	734,864
Principal payments on capital leases	(4,737)	—	—	(4,737)
Principal payments on debt	(58,488)	—	—	(58,488)
Repurchase old notes	(327,481)	—	—	(327,481)
Distribution to WTI, net	(425,678)	—	—	(425,678)
Contributions to subsidiaries	—	3,329	(3,329)	—
Net cash (used in) provided by financing activities	(81,520)	3,329	(3,329)	(81,520)
Net decrease in cash and cash equivalents	(57,818)	(169)	—	(57,987)
Cash and cash equivalents at beginning of period	96,504	3,970	—	100,474
Cash and cash equivalents at end of period	$38,686	$3,801	$—	$42,487

9.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

		March 31, 2006		December 31, 2005
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8-11 years	$318,467	$91,687	$321,618	$84,637
Information technology services contracts	5-15 years	36,126	7,722	36,126	7,020
Developed technology	5-11 years	238,979	61,145	238,979	55,725
Goodwill	Indefinite	111,803	—	111,803	—
Trade name	Indefinite	72,142	—	72,142	—
		$777,517	$160,554	$780,668	$147,382

During the three months ended March 31, 2006, the Partnership recorded $1,615 acceleration of amortization of agency relationship intangibles related to two online agencies. The contracts with the Partnership were terminated by the agencies.  The write-off was recorded as additional amortization in the statement of operations.

As discussed in Note 1, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection in September 2005.  In connection with the Acquisition, the Partnership recorded an intangible asset in the amount of $33,152 related to its founding airline services agreements (“FASAs”) with Delta and Northwest.  As of March 31, 2006, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $27,080.  This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets.  The services provided to Delta and Northwest under the terms of their respective FASAs include internal reservation services, development services and other support services.  The Partnership continues to provide services to the airlines in accordance with the terms of the respective FASA. The Partnership believes that these services are essential to the continued operation of the airlines. In addition, the Partnership believes that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit the airlines receive as a part of the FASA. The Partnership does not believe that the long term value of the FASA has changed based solely on the bankruptcy filings and any additional facts currently available to it. Additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASA and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, the Partnership also recorded additional intangible assets of approximately $318,467 related to the value of its exisiting relationships with online travel agencies, traditional travel agencies and travel suppliers. The Partnership believes to date that the Delta and Northwest bankruptcy filings are not expected to have a materially adverse impact on cash flows because the travel customer would be able to select another supplier if Delta and Northwest were to selectively reduce their flight capacity. Alternatively, in connection with their bankruptcy related restructuring, Delta and Northwest could pursue a GDS alternative allowing them to bypass the Worldspan GDS.  If either Delta or Nothwest were successful in bypassing the Worldspan GDS or significantly reducing their flight capacity, the Partnership’s cash flow and financial condition could be materially, adversely affected and possibly result in an impairment of the intangible asset in the future.

Of the $318,467 recorded for the Parnership’s existing relationships with travel agencies and travel suppliers, the Partnership estimates that $35,234, $76,174 and $14,223 were related to the Expedia, Orbitz and Priceline contracts, respectively. Based on these estimates, the portions of these intangible assets that were unamortized as of March 31, 2006 were $23,122, $49,989 and $9,334. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia’s or Priceline’s announced agreements with another GDS provider and the outcome of the Orbitz claims against us, the Partnership will further assess the impact, if any, on the overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets. See Note 1 for a discussion of the potential movement of Expedia, Priceline and Orbitz transactions to another GDS.

The Partnership recorded amortization expense for its intangible assets of $16,323 and $14,679 for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the Partnership’s intangible assets, excluding the $16,323 amortization recorded for the three months ended March 31, 2006, is as follows:

Year Ended December 31,
Remaining in 2006	$43,328
2007	57,771
2008	56,871
2009	57,171
2010	57,171
Thereafter	160,722
$433,034

10. Stock-Based Compensation

Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees of the Partnership. WTI has reserved 12,580,000 shares of its Class A Common Stock for issuance under the stock incentive plan. Up to 6,580,000 shares may be offered as restricted stock, and up to 6,000,000 shares may be subject to options. The securities underlying the options are not traded on an established exchange. The exercise price of any options granted or the purchase price for restricted stock offered under the stock incentive plan is determined by the Board of Directors. Restricted stock awards and options vest over a five-year period which is deemed to be the service period over which the stock-based compensation expense is recognized. Options expire ten years from date of grant. Option grants consist of “Series 1” and “Series 2” options.

In the event of an employee termination, WTI has the right to repurchase all or any of the shares of Common Stock acquired by an employee under the WTI stock incentive plan for a cash payment equal to the fair market value (as determined by the Board of Directors) of the shares of Common Stock on the day of repurchase. If, however, the employee is terminated for cause, then the cash payment will be the lower of the fair market value and the employee’s original purchase price.

Prior to January 1, 2006, WTI accounted for employee stock options and restricted stock awards in accordance with SFAS No. 123, Accounting for Stock- Based Compensation (“SFAS No. 123”). Under SFAS No. 123, WTI valued the stock options based upon a binomial option-pricing model. As the options to purchase Class A Common Stock were being granted to employees of the Partnership, the Partnership recognized the grant-date fair value as an expense ratably over the period in which the options vest, with a corresponding increase in Partners’ capital.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. The Partnership adopted the provisions of SFAS No. 123(R) effective at the beginning of 2006. The Partnership elected to use the modified-prospective transition method which had no significant impact on income before income taxes, net income, cash flow from operations or cash flow from financing activities.

Stock option activity under the WTI stock incentive plan for the three-month period ended March 31, 2006 is summarized as follows:

	Series 1		Series 2
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	2,102,500	$1.48	2,102,500	$6.49
Granted (1)	7,500	3.79	7,500	7.79
Exercised (2)	(280,000)	1.20	—	—
Forfeited	(8,500)	1.40	(8,500)	6.26
Unexercised	(3,000)	1.20	(3,000)	6.42

Outstanding at March 31, 2006 (3)	1,818,500	1.33	2,098,500	6.34

Exercisable at March 31, 2006 (4)	596,500	1.22	876,500	6.41

(1)   As allowed under SFAS No. 123(R), WTI has continued to apply the binomial option-pricing model in valuing the options granted in the first quarter of 2006 with the resulting fair value being amortized straight-line over the service period. The weighted-average exercise price and weighted-average grant-date fair value of the Series 1 options reflected above as being granted during the quarter were $3.79 and $2.05, respectively, per share. These options were granted with an exercise price lower than the market value of the underlying Class A Common Stock. The weighted-average exercise price and weighted-average grant-date fair value of the Series 2 options reflected above as being granted during the quarter were $7.79 and $0, respectively, per share. These options were granted with an exercise price higher than the market value of the underlying Class A Common Stock. During the quarter ended March 31, 2005, there were 77,500 Series 1 options granted with a weighted-average exercise price of $1.83 and a weighted-average grant-date fair value of $0.31; additionally, there were 77,500 Series 2 options granted with a weighted-average exercise price of $6.06 and a weighted-average grant-date fair value of $0.

(2)   WTI received $336 in cash upon exercise of these options. The intrinsic value of the 280,000 Series 1 options exercised during the quarter ended March 31, 2006 was approximately $865, which represents the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the underlying stock was approximately $4.29 on the date of exercise. There were no options exercised during the quarter ended March 31, 2005.

(3)   The aggregate intrinsic value of the Series 1 and Series 2 options expected to vest at March 31, 2006 was approximately $3,387 and $0, respectively. See item (2) above regarding the definition of “intrinsic value.” The weighted-average exercise prices of the Series 1 and Series 2 options expected to vest were $1.39 and $6.30, respectively. The weighted-average remaining contractual term of the Series 1 and Series 2 options expected to vest at March 31, 2006 was 8.0 years for both Series. The total compensation cost to be recognized under SFAS 123(R) related to Series 1 and Series 2 options at March 31, 2006 expected to vest is approximately $547 and $114, respectively, which will be expensed over the remaining weighted-average vesting period of 3.0 years for both Series.

(4)   The total fair value of Series 1 and Series 2 options vested at March 31, 2006 was approximately $356 and approximately $106, respectively. At March 31, 2005, there were 516,000 Series 1 options vested with a total fair value of approximately $151 and 516,000 Series 2 options vested with a total fair value of approximately $44. The aggregate intrinsic value of the Series 1 and Series 2 options vested at March 31, 2006 was approximately $1,834 and $0, respectively. See item (2) above regarding the definition of “intrinsic value.”  The weighted-average remaining contractual term of the Series 1 and Series 2 options exercisable at March 31, 2006 was 7.5 years for both Series.

For grants of options awarded during the quarters ended March 31, 2006 and 2005, the weighted-average assumptions used in the binomial option-pricing model were as follows:

	Risk-Free Interest Rate (1)	Expected Life (2)	Expected Volatility (3)	Expected Dividend Yield
2006	4.61%	6.5 years	35.22%	0%
2005	4.00%	5 years	0%	0%

(1)   Represents the rate of a U.S. Treasury security maturing from the grant date over a period of time approximating the expected life of the option.

(2)   Prior to January 1, 2006, the Partnership estimated the expected life to approximate the vesting period. However, due to a lack of substantial history regarding the timing of exercises (the Partnership was formed only recently – June 30, 2003), the Partnership has elected to use the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, for estimating the expected term equal to the midpoint between the vesting period and the contractual term. This change of estimate was effective January 1, 2006.

(3)   Prior to January 1, 2006, the Partnership estimated expected volatility to approach zero as the underlying stock is not publicly traded. Effective January 1, 2006, as required under SFAS No. 123 (R), the Partnership has estimated the volatility of the underlying stock. The Partnership has determined that the historical volatility experienced by one of its major competitor’s publicly-traded stock reflects a more accurate forecast of volatility.

Non-vested restricted share activity under the WTI stock incentive plan for the three-month period ended March 31, 2006 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)
Non-vested restricted shares of Class A Common Stock at December 31, 2005	3,139,046	$2.54
Granted	—	—
Vested (2)	(40,000)	0.88
Forfeited	—	—

Non-vested restricted shares of Class A Common Stock at March 31, 2006 (3)	3,099,046	$2.56

(1)   Under both SFAS No. 123(R) and SFAS No. 123, the fair value of restricted stock awards is measured as being the intrinsic value of the shares on the day of grant – i.e. the amount by which the market value of the shares on the day of grant exceeds the exercise/purchase price of the shares.

(2)   The fair value of restricted stock awards vested during the three months ended March 31, 2006 was approximately $35. No restricted stock awards vested during the three months ended March 31, 2005.

(3)   Of the non-vested shares at March 31, 2006, 3,099,046 are expected to vest. The total compensation cost to be recognized under SFAS 123(R) related to the shares at March 31, 2006 expected to vest is approximately $7,492, which will be expensed over the remaining weighted-average service period of 2.8 years.

During the three months ended March 31, 2006 and March 31, 2005, the Partnership recorded $662 and $644, respectively, in total stock-based employee compensation expense, of which $219 and $116, respectively, was attributable to stock options. The Partnership recognized stock-based compensation expense of $43 and $64 during the three month periods ended March 31, 2006 and 2005 attributable to restricted stock grants. The Partnership recognized stock-based compensation expense of $400 and $464 during the three month periods ended March 31, 2006 and 2005, respectively, attributable to restricted stock subscription agreements.

WTI did not issue any restricted stock awards during the quarter ended March 31, 2006. On February 28, 2005, WTI entered into a stock subscription agreement in connection with the exercise by a member of management of his option to purchase 16,000 shares of Class A Common Stock for an aggregate purchase price of $25. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder. On March 21, 2005, WTI entered into a restricted stock subscription agreement under which one of our executive officers purchased an aggregate of 200,000 restricted shares of WTI Class A Common Stock at a price of $1.00 per share, for an aggregate purchase price of $200. These restricted shares vest over approximately five years, which is deemed to be the service period over which the stock-based compensation expense is recognized. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder and was made without registration pursuant to the exemption provided by Rule 701 of the Securities Act.

11. Airline Content Agreements

In March and April 2006, the Partnership signed five-year content agreements with American, Continental and United. In May 2006, the Partnership signed a five-year content agreement with Northwest. The terms of these agreements will become effective in the third quarter of 2006 with the exception of the Northwest agreement which must also receive Bankruptcy Court approval. In conjunction with the agreements, Worldspan has developed two new optional products to introduce into the marketplace. Through these new agreements, travel agencies will have the opportunity to access the airlines' comprehensive published fares and inventory. The Partnership expects that our new content agreements will result in reduced transaction fees from participating airlines which could have a material adverse effect on revenue, however, the Partnership cannot predict at this time the ultimate impact of these agreements on earnings.

12. Subsequent Events

On April 10, 2006 the Partnership made a $10 million discretionary payment on the Term Loan.

In May 2006, the Partnership received approximately $10,450 in previously disputed excess messaging fees from a certain former online travel agency. The receipt of these fees will be included in the Partnership’s second quarter 2006 results of operations as the amount of the fees was not fixed and determinable and collectibility was not reasonably assured at March 31, 2006.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “WTI” refer to Worldspan Technologies Inc. References to the “company” or “partnership” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, of our general partnership interests and, through its wholly-owned subsidiaries, limited partnership interests. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process bookings and issue tickets for the products and services of over 700 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. Globally, we are the largest transaction processor for online travel agencies, having processed approximately 59% of all global distribution system, or GDS, online air transactions during the twelve months ended March 31, 2006. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for approximately 32% of GDS air transactions and approximately 63% of online GDS air transactions processed during the twelve months ended March 31, 2006. During the twelve months ended March 31, 2006, we processed approximately 202 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 51% and 52% of our total revenues for the twelve months ended March 31, 2006 and December 31, 2005, respectively, while our top ten largest airline relationships represented an aggregate of approximately 63% and 64% of our total revenues for the twelve months ended March 31, 2006 and December 31, 2005, respectively. Our relationships with four online travel agencies, Expedia, Orbitz, Hotwire and Priceline, represented 50% of our total transactions during the twelve months ended March 31, 2006. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

In September 2005, we and Orbitz LLC (“Orbitz”) each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 1. Legal Proceedings” in Part II. In addition, both Expedia and Priceline have signed agreements with other GDS providers. While we are unable to estimate the volume of Expedia transactions that could move to the other GDS, based on recent statements made by Expedia, we believe some portion of Expedia volume could move in the second half of 2006. In fact, Expedia announced in May 2006 that it has commenced booking at select points of sale certain European segments through another GDS as previously announced. Currently, we cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. We have not received any notification from Priceline as to the timing and volume of transactions that it intends to move.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. For a more complete discussion of the bankruptcies, see the section captioned “Liquidity and Capital Resources.”

Supplier Content and Transaction Fees

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content for distribution to traditional and online agency subscribers. Historically, we have increased the transaction fees we collect from our airline suppliers. As our business evolves and we continue to explore new ways to offer effective distribution options to our travel suppliers and travel agencies, we are entering into new content arrangements that depart from our traditional business model. As a result, we do not anticipate that the historic trend of annual transaction fee increases will continue in the future. Recently, we have entered into long-term content agreements with American Airlines, Continental Airlines, United Air Lines and Northwest Airlines. The Northwest agreement is subject to Bankruptcy Court approval. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with full content subject to certain restrictions in exchange for payments from us and/or discounts in transaction fees to each airline. In addition, pursuant to these agreements, the airlines mentioned above have agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, the obligations continue until 2011. These content agreements are intended to provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We are currently in discussions with certain other airlines, including Delta and U.S. Airways, regarding the renewal of their content agreements that are due to expire by the end of 2006. In addition, we expect to negotiate new content agreements with our other major airline suppliers as the original content agreements with these airlines expire in 2006 and 2007. As we continue to enter into these new agreements, we believe that transaction fees paid to us by the airlines will be lower than the terms of our current agreements. The nature and extent of any reductions in supplier transaction fees could be impacted by the actions of some of our GDS competitors whose content agreements generally expire in advance of ours and is also dependent on the rate at which travel agencies elect to participate in the varying levels of content availability in the future. The outcome of these negotiations and the financial impact they may have are difficult to predict and could be material to our revenues, operating profit, financial condition and cash flows. The inability to renegotiate our content agreements with Delta, U.S. Airways and other airlines could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Conditions in the Airline Industry

The downturn in the commercial airline market, together with, and resulting from, the ongoing threat of terrorist acts, the global economic downturn, the continuing conflict in Iraq and rising fuel costs for commercial airlines, among other issues, have adversely affected the financial condition of many commercial airlines. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others are considering, or may consider, bankruptcy relief. We derive a substantial portion of our revenues from transaction fees received directly from airlines and from the sale of products and services directly to airlines. In circumstances where an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline, a rejection by the airline of some or all of our agreements with it, or loss of the revenue by other means such as an airline liquidation, all of which could have a material adverse effect on our business, financial condition and results of operation. In September 2005, Delta and Northwest entered bankruptcy protection. For further discussion of the potential impact of these bankruptcy filings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Channel Shift

An increasing number of travel transactions are being made online. During both the twelve months ended March 31, 2006 and December 31, 2005, airline transactions generated through online travel agencies accounted for approximately 34% of all airline transactions in the United States processed by a GDS, up from approximately 31% in 2004, approximately 28% in 2003, and approximately 23% in 2002. Between 2002 and 2005, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 11.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as Expedia’s announcement that it intends to move a portion of its transactions to other GDSs, compound our difficulty in forecasting the growth of our transactions from online travel agencies. We typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. For example, Expedia announced in May 2004 that it intends to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions and that it intends to move a portion of its transactions to another GDS provider. Expedia has not specified the volumes or percentages of volumes it intends to process through this other GDS. To date, the anticipated movement of Expedia’s transactions has not occurred; however, based on recent statements made by Expedia, we believe some movement of transactions may occur in the second half of 2006. Also, in October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. In fact, Expedia announced in May 2006 that it has commenced booking at select points of sale certain European segments through another GDS as previously announced. Currently, we cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. In addition, on February 10, 2006, Priceline announced that it had signed an agreement with another GDS. Currently, we are unable to estimate the magnitude and timing of any movement of transactions to the other GDS by Priceline. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Cendant Corporation acquired Orbitz in February 2005. Cendant’s Travel Distribution Services Division includes Galileo, which is a competitor of ours. Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights. Also, in September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 1. Legal Proceedings” in Part II. Furthermore, in connection with the Acquisition we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million, $76.2 million and $14.2 million were related to the Expedia, Orbitz and Priceline contracts, respectively. Based on these estimates, the portions of these intangible assets that were unamortized as of March 31, 2006 were $23.1 million, $50.0 million and $9.3 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia's or Priceline's announced agreements with other GDS providers and the outcome of the Orbitz claims against us, we will further assess the impact, if any, on the overall financial condition as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impariment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets.

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $79.2 million to each of Delta and Northwest as of March 31, 2006, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. See the section captioned “Liquidity and Capital Resources” below for further information on the FASA credits. At this time we cannot predict how the Delta and Northwest bankruptcies may affect the FASAs. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations. We will continue to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court. The rejection of those agreements in bankruptcy by one or both airlines could have a material adverse effect on our business, financial condition and results of operations.

Business Segment Summary

Our revenues are primarily derived from transaction fees paid by our travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees from our information technology services operations:

• Electronic travel distribution revenues are generated by charging a fee per transaction, which is generally paid by the travel supplier, based upon the number of transactions involved in the booking. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way). We record and charge one transaction for each car rental, hotel, cruise or tour company booking, regardless of the length of time associated with the booking. Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenues are based on the volume of transactions and are not dependent on the revenue earned by the supplier for that booking. We recognize revenue for airline travel transactions in the month the transactions are processed, net of current actual and estimated future cancellations for transactions processed in that month. Revenues for other types of travel transactions are recognized at the time the booking is used by the traveler. Although the substantial majority of our electronic travel distribution revenues are derived from transaction fees paid by travel suppliers, we have an agreement with Hotwire which does not follow this traditional business model. Under our agreement with Hotwire, we generally derive revenues from a service fee payable by Hotwire (rather than the travel supplier) based upon the number of travel transactions booked.

Set forth below is a chart illustrating the flow of payments in a typical consumer travel booking processed by us pursuant to our traditional business model.

1 roundtrip airline ticket (one connection each way)	4 transactions
1 car rental (3 days)	1 transaction
1 hotel reservation (3 days)	1 transaction
6 transactions

*       Transaction and inducement fees are for illustrative purposes only.

•  Information technology services revenues are generated by charging a fee for hosting travel supplier inventory, reservations, flight operations and other computer applications within our data center and by providing software development and maintenance services on those applications. Fees paid by hosted travel suppliers are generally based upon the volume of messages processed on behalf of the travel supplier or software development hours performed on the travel supplier’s applications. In some cases, we charge fees for access to and usage of certain of our proprietary applications on a per transaction basis. Revenues for information technology services are recognized in the month that the services are provided and are recorded net of the value of the FASA credits earned by Delta and Northwest in the corresponding month.

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

Prior to January 1, 2006, the Partnership accounted for employee stock options and restricted stock awards in accordance with SFAS No. 123, Accounting for Stock- Based Compensation (“SFAS No. 123”). In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. The Partnership adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Like SFAS No. 123, SFAS No. 123(R) requires the use of various assumptions in determining the amount of compensation expense to recognize. Upon adoption of SFAS No. 123(R), the Partnership changed certain of its assumptions, including the following:

•      Forfeiture rates – The Partnership changed from using actual forfeitures as allowed by SFAS No. 123 to using estimated forfeitures as required by SFAS No. 123(R).

•      Expected life – Due to a lack of substantial history regarding the timing of exercises (the Partnership was formed only recently – June 30, 2003), the Partnership changed from using an estimate approximating the vesting period to using the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, for estimating the expected term equal to the midpoint between the vesting period and the contractual term.

•      Expected volatility - Prior to January 1, 2006, the Partnership estimated expected volatility to approach zero as the underlying stock is not publicly traded. As required by SFAS No. 123(R), the Partnership has estimated the volatility of the underlying stock using the historical volatility experienced by one of its major competitor’s publicly-traded stock, an estimate which the Partnership has determined reflects a more accurate forecast of volatility.

The Partnership elected to use the modified-prospective transition method in adopting SFAS No. 123(R). The adoption of SFAS No. 123(R), including the changes in the above assumptions, had no significant impact on income before income taxes, net income, cash flow from operations or cash flow from financing activities.

Other than as discussed above regarding the adoption of SFAS No. 123(R), there have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the three months ended March 31, 2006. Our critical accounting policies are described in Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented.

	Three months ended March 31, 2006	Three months ended March 31, 2005

Revenues:
Electronic travel distribution	92.6%	92.9%
Information technology services	7.4	7.1
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	62.5	68.4
Developed technology amortization	2.1	2.2
Total cost of revenues	64.6	70.6
Selling, general and administrative expenses	10.5	12.5
Amortization of intangible assets	4.2	3.5
Total operating expenses	79.3	86.6
Operating income	20.7	13.4
Total other expense, net	(6.6)	(26.1)
Income (loss) before provision for income taxes	14.1	(12.7)
Income tax expense	0.2	0.4
Net income (loss)	13.9%	(13.1)%

The following table shows total transactions using the Worldspan GDS for the periods presented. The historical transaction data set forth below reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies periodically and reclassify as appropriate.

Worldspan Transaction Summary
(in millions)

	Three months ended March 31, 2006	Three months ended March 31, 2005	% Change
Traditional	27.2	27.6	(1.4)%
Online	28.8	29.5	(2.4)%
Total transactions	56.0	57.1	(1.9)%

Worldspan Revenue Summary
(in millions)

	Three months ended March 31, 2006	Three months ended March 31, 2005	% Change
Electronic travel distribution	$242.7	$242.0	0.3%
Information technology services	19.4	18.6	4.3%
Total revenue	$262.1	$260.6	0.6%

Worldspan Revenue per Transaction Summary

	Three months ended March 31, 2006	Three months ended March 31, 2005	% Change
Revenue per transaction (1)	$4.33	$4.24	2.1%

(1) Revenue per transaction calculated as Electronic travel distribution revenue divided by total transactions.

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Revenues

Total revenues increased $1.5 million or 0.6% to $262.1 million from $260.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase was attributable to higher average fees per transaction processed by both traditional and online travel agencies and an increase in subscription-based technology services, partially offset by a decrease in the volume of transactions processed by both traditional and online travel agencies.

Electronic travel distribution revenues increased $0.7 million or 0.3% to $242.7 million from $242.0 million for the three months ended March 31, 2006 and 2005, respectively. This increase was due to a 2.1% increase in the average fee per transaction, partially offset by a 1.1 million or 1.9% decrease in transactions generated by traditional and online travel agencies.

Information technology services revenues increased $0.8 million or 4.3% to $19.4 million from $18.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily attributable to increased revenue associated with the use of Worldspan Rapid Reprice SM and Electronic Ticketing, partially offset by lower FASA revenue.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization decreased $14.3 million or 8.0% to $163.8 million from $178.1 million for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 62.5% from 68.4% for the three months ended March 31, 2006 and 2005, respectively. The $14.3 million decrease was primarily driven by a reduction in travel agency inducement expense related to minimum booking fees that were received from certain former online travel agencies towards the settlement of disputed amounts, lower network and communication costs and employee costs, partially offset by higher outside services costs.

Cost of electronic travel distribution revenues excluding developed technology amortization decreased $13.7 million or 8.8% to $142.8 million from $156.5 million for the three months ended March 31, 2006 and 2005, respectively. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total electronic travel distribution revenue decreased to 58.8% from 64.7% for the three months ended March 31, 2006 and 2005, respectively. The $13.7 million decrease was primarily attributable to a $10.4 million or 10.2% decrease in inducements paid to travel agencies, a $2.7 million or 44.1% decrease in network and communication costs, and a $2.3 million or 12.1% decrease in employee costs, partially offset by a $2.9 million or $44.5% increase in outside service costs. Inducements decreased due to $11.3 million of minimum booking fees that were received from certain former online travel agencies towards the settlement of disputed amounts. This agency revenue has been reclassified to inducement expense in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a reseller of the Vendor’s Products). Excluding this agency revenue, inducement expense would have increased $0.9 million primarily due to higher inducement rates for traditional travel agencies, partially offset by lower volume from online agencies. Network and communication costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks and the migration of supplier connections to less expensive IP-based connections. Employee related costs declined due to lower headcount as a result of improved organizational effectiveness and efficiency and workforce reductions that were implemented throughout 2005. This was partially offset by an increase in outside service costs which was primarily caused by a higher volume of transactions in distributor markets globally.

Cost of information technology services revenues excluding developed technology amortization decreased $0.6 million or 2.8% to $21.1 million from $21.7 million for the three months ended March 31, 2006 and 2005, respectively. Cost of information technology services revenues excluding developed technology amortization was 108.8% of information technology services revenue for the three months ended March 31, 2006 as compared to 116.7% for the three months ended March 31, 2005. This decrease was primarily caused by the reduced costs attributable to the hosting operations and development resources for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization decreased $0.3 million or 5.3% to $5.4 million from $5.7 million for the three months ended March 31, 2006 and 2005, respectively. Developed technology amortization was 2.1% of total revenue for the three months ended March 31, 2006 as compared to 2.2% for the three months ended March 31, 2005. The $0.3 million decrease was primarily the result of a lower balance of amortizable intangibles due to the write-down in the second quarter of 2005 of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.0 million or 15.3% to $27.6 million from $32.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease was primarily attributable to a $1.8 million or 9.5% decline in employee costs, a $1.5 million or 40.7% decline in rent and utilities and a $1.2 million or 27.4% decline in outside services. Employee costs declined due to lower headcount from the prior year as a result of the restructuring activities in 2005. Rent and utilities declined due to a reduction in the amount of office spaced leased. The reduction in outside services is due to lower professional fees and lower advisory fee expense due to the amortization of prepaid advisory fees paid to WTI as a result of the amendment to our Advisory Agreement entered into in connection with the Refinancing Transactions (as defined below under the heading “Liquidity and Capital Resources—Use of Proceeds”) in February 2005. As a percentage of total revenue, selling, general and administrative expenses decreased to 10.5% in the three months ended March 31, 2006 from 12.5% in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.8 million or 19.8% to $10.9 million from $9.1 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of total revenue, amortization of intangible assets increased to 4.2% for the three months ended March 31, 2006 as compared to 3.5% in the prior year. The $1.8 million increase is due to the acceleration of amortization of $1.6 million in March 2006 of intangible assets related to two online agencies with whom we no longer have an agreement with.

Operating Income

Operating income increased $19.3 million or 55.1% to $54.3 million from $35.0 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of total revenue, operating income increased to 20.7% from 13.4% for the three months ended March 31, 2006 and 2005, respectively. The increase is due to a decline in operating expenses of $17.8 million or 7.9% and a $1.5 million or 0.6% increase in total revenue.

Net Interest Expense

Net interest expense increased $4.0 million or 32.5% to $16.3 million from $12.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase in net interest expense was primarily related to the increase in debt outstanding that was issued in connection with the Refinancing Transactions in February 2005.

Total Other Expense, Net

Total other expense, net decreased $50.9 million to $17.2 million from $68.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to a $55.6 million loss on extinguishment of debt related to the debt issued in connection with the Refinancing Transactions in February 2005.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions decreased $0.3 million to $0.6 million from $0.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in income tax expense primarily relates to a decrease in taxable income of our foreign subsidiaries during the three months ended March 31, 2006.

Net Income

Net income increased $70.6 million or 207.0% to $36.5 million from net loss of $34.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to a $55.6 million loss on the extinguishment of debt associated with the Refinancing Transactions in 2005 and improved operating income.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations, borrowings under capital lease obligations and borrowings under our 2005 Senior Credit Facility (as defined below). Our principal uses of cash will be to fund our planned operating expenditures which include operating expenses, capital expenditures, investments in our current as well as future products and offerings, interest payments on our debt and any mandatory or discretionary principal payments of our debt. Based on our current level of operations, we believe that our cash flow from operations, available cash of $70.2 million and available borrowings under our 2005 Senior Credit Facility will be adequate to meet our future liquidity needs for the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. Risk factors that could possibly affect the ability of our internally generated funds include, among other things:

•  reduced sales due to declines in transaction volumes or movement of transactions to another GDS,

•  acts of global terrorism, and

•  bankruptcy filings of any of the airlines that comprise a significant portion of our revenues.

Effective September 14, 2005, Delta and Northwest, two of our significant suppliers, entered bankruptcy protection. Revenues generated by Delta and Northwest were $62.4 million and $75.8 million for the three months ended March 31, 2006 and 2005, respectively. These amounts represented approximately 24% and 29% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Delta and Northwest accounted for 14% and 10%, respectively, of total revenue for the three months ended March 31, 2006.

Pre-bankruptcy petition accounts receivable at March 31, 2006 under our two primary agreements with Delta and Northwest are $16.4 million, collectively. Post-bankruptcy petition accounts receivable at March 31, 2006 under our two primary agreements with Delta and Northwest are $31.2 million, collectively. We believe that our pre-bankruptcy petition accounts receivable will likely be realized over an extended period of time. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, post-bankruptcy petition accounts receivable are expected to be collected in accordance with the terms of our current commercial agreements

While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us subject to Northwest’s restrictions in the new content agreement referred in Note 11 below. We are not aware of an action by either Delta or Northwest to reject any agreements with us and, accordingly, continue to operate with the two airlines under our existing commercial agreements. See Note 11 for a discussion of the  new five-year content agreement signed with Northwest. Additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessement of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us will be challenged or unwound in the bankruptcy proceedings.

Additionally, it is not possible for us to determine the long term impacts of the Delta and Northwest bankruptcies at this time. Actions taken in the future by the airlines in the bankruptcy proceedings, such as the rejection of the Participating Carrier Agreements (“PCA”), which represent $49.4 million or 79% of total revenue generated by Delta and Northwest for the three months ended March 31, 2006, would have a material, adverse impact on our financial condition and cash flows.

There can be no assurance that our cash flow from operations and borrowings available under our senior credit facility would be adequate to meet our future liquidity needs without additional capital. Such capital may or may not be available to us. For a more complete discussion of risk factors that might affect the availability of our internally generated funds, see “Item 1A. Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006, we had cash and cash equivalents of $70.2 million and working capital of $5.4 million as compared to $42.5 million in cash and cash equivalents and a working capital deficit of $4.4 million at March 31, 2005. The $27.7 million increase in cash was primarily the result of increased operating income and decreased costs associated with the Refinancing Transactions that occurred in February 2005 and the receipt of payments for international airline receivables from an international clearing house before March 31, 2006. Until recently, these payments were not received until the middle of the subsequent month. The $9.8 million increase in working capital is primarily the result of higher cash, lower accrued taxes and other expenses, partially offset by lower accounts receivable and higher accrued interest.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $58.6 million for the three months ended March 31, 2006 as compared to $25.1 million for the three months ended March 31, 2005. The $33.5 million increase in cash flows from operating activities during the first quarter of 2006 as compared to the first quarter of 2005 is a result of increased operating income and decreased costs associated with the Refinancing Transactions that occurred in February 2005 and the receipt of monthly payments for international airline receivables before March 31, 2006.

We used cash for investing activities of approximately $2.0 million for the three months ended March 31, 2006 as compared to $1.5 million for the three months ended March 31, 2005. The $0.5 million increase in cash used for investing activities during the first quarter of 2006 as compared to the first quarter of 2005 primarily resulted from increased capital expenditures.

We used cash for financing activities of approximately $44.4 million for the three months ended March 31, 2006 as compared to $81.5 million for the three months ended March 31, 2005. The $37.1 million decrease in cash used for financing activities during the first quarter of 2006 as compared to the first quarter of 2005 primarily resulted from the Refinancing Transactions that occurred in February 2005. To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee (as defined below under the heading “—Use of Proceeds”), we distributed $375.7 million and $8.6 million, respectively, to WTI. In addition, WTI redeemed the Delta subordinated note in January 2005 and we distributed $36.1 million to WTI to finance this transaction.

Floating Rate Notes and Senior Credit Facility

On February 11, 2005, we, WS Financing Corp. (“WS Financing”), our wholly-owned domestic subsidiaries, as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”). Pursuant to the Indenture, the Guarantor Subsidiaries issued $300.0 million of Senior Second Lien Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”), secured on a second priority basis by substantially all of our assets and those of WS Financing and the Guarantor Subsidiaries. In addition, we, as borrower, WTI, and WS Holdings entered into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders. In connection with the closing under the Credit Agreement, a new senior credit facility (the “2005 Senior Credit Facility”), consisting of a five-year revolving credit facility in the amount of $40.0 million and a new term loan facility due 2010 (the “Term Loan under 2005 Senior Credit Facility”) in the amount of $450.0 million, was made available to us. Obligations under the 2005 Senior Credit Facility and the guarantees are secured by a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of WTI and each of the Guarantor Subsidiaries, subject to customary exceptions, and a pledge of (i) all of the membership interests of WS Holdings LLC owned by WTI, (ii) all of the partnership interests owned by WTI and WS Holdings LLC, and (iii) all of the capital stock of our Guarantor Subsidiaries and significant portions of our holdings in foreign subsidiaries.

At our option, the interest rate applied to borrowings under the 2005 Senior Credit Facility is based on the LIBOR rate (as defined in the Credit Agreement) plus the initial applicable margin of 2.75%. The alternative rate is a base rate (generally defined as the sum of (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an initial applicable margin of 1.75%). The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%. At March 31, 2006, the three-month LIBOR rate was 5.0%. Our borrowings under the 2005 Senior Credit Facility are subject to quarterly interest payments with respect to loans bearing interest at the base rate described above or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described above.

On March 4, 2005, we entered into an interest rate swap with a notional amount that started at $508.4 million on November 15, 2005 and is amortized on a quarterly basis to $102.3 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. The notional amount as of March 31, 2006 is $480.5 million. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge has resulted in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of March 31, 2006, the fair value of this swap was an asset of $5.8 million, which is included in other long-term assets in the condensed consolidated balance sheet.

On April 10, 2006 we made a $10 million discretionary payment on our Term Loan. For the remaining months of 2006, assuming mandatory scheduled payments only and using the interest rate swap fixed rate of 4.3%, we expect the cash principal and interest payments related to the $450.0 million borrowed under the term loan facility portion of the 2005 Senior Credit Facility to be $3.0 million and approximately $17.0 million, respectively. The actual amounts to be paid for cash principal and interest during the remaining months of 2006 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any additional discretionary payments that we may elect to make during the year.

The 2005 Senior Credit Facility requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. Also, the Indenture requires the Guarantor Subsidiaries to maintain a minimum fixed charge coverage ratio. In addition, the 2005 Senior Credit Facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. The Indenture also includes certain restrictions on distributions from certain of our subsidiaries. As of March 31, 2006, we believe we were in compliance with the applicable covenants.

Use of Proceeds

The net proceeds from the sale of the Floating Rate Notes and the closing of the Term Loan under 2005 Senior Credit Facility, along with available cash, were used to (collectively referred to as the “Refinancing Transactions”):

•      repay approximately $57.5 million of the outstanding balance of the then-existing senior term loan due 2007 including any accrued and unpaid interest then outstanding under the then existing senior credit facility,

•      purchase pursuant to a cash tender offer of $279.5 million of our outstanding 9 5/8% Senior Notes due 2011,

•      distribute funds to WTI to redeem WTI’s outstanding Preferred Stock at a redemption price equal to the face amount of WTI’s Preferred Stock plus accrued and unpaid dividends to the redemption date for a total redemption price of approximately $375.7 million,

•      distribute funds to WTI to pay a consent fee of $8.6 million (the “Consent Fee”) to certain related parties of CVC in connection with the Holdco Notes described below, and

•      pay fees and expenses related to the Refinancing Transactions.

As a result of the Refinancing Transactions described above, we recorded a loss on extinguishment of debt of $55.6 million during the three months ended March 31, 2005.

Also in connection with the Refinancing Transactions, on February 16, 2005, we entered into an amendment to our Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7.7 million payable on or before December 15, 2005. We paid a total of $7.7 million in the third and fourth quarters of 2005.

Holdco Notes

In connection with the Refinancing Transactions, on February 16, 2005, WTI issued $43.6 million in new 11% Subordinated Notes due 2013 (the “Holdco Notes”) to certain related parties of CVC and paid $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation of all of the obligations owing by WTI related to the then outstanding subordinated notes due 2012. We periodically distribute funds to WTI to pay the interest on the Holdco notes. During the three months ended March 31, 2006 and 2005 we made no distributions to WTI for this purpose. For 2006 we expect to distribute $4.8 million to WTI for this purpose.

Capital Lease Obligations

We lease equipment and software under capital lease obligations. As of March 31, 2006, our obligations under capital leases totaled $50.1 million. The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.5% to 12.0% depending on the asset being leased.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of $79.2 million to each of Delta and Northwest as of March 31, 2006, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash.

Delta or Northwest may terminate its FASA due to a failure by us to satisfy the mainframe processing time, system availability or critical production data performance standards under that agreement (which represent performance standards which we have historically met under our predecessor services agreements with Delta and Northwest). Furthermore, such a termination by Delta or Northwest of its FASA constitutes an event of default under our 2005 Senior Credit Facility. In the event that the event of default is waived by the applicable lenders under our senior credit facilities (as defined in the subordination agreement executed by the founding airlines) or our senior credit facilities are no longer outstanding, then any remaining FASA credits deliverable by us to the terminating airline will not be provided according to the initial nine year schedule specified above and will instead be payable in cash to such airline as and when, and only to the extent that, we are permitted to make such payments as “Restricted Payments” under the restricted payment covenant test contained in the indenture governing our 9 5/8% Senior Notes and the Floating Rate Notes. If a FASA is otherwise terminated in accordance with its terms prior to the expiration of its term, such as a termination by either Delta or Northwest without cause, or is rejected by Delta or Northwest in bankruptcy, then the obligation to provide the remaining FASA credits or to make the remaining FASA credit payments then deliverable or payable to the airline under the applicable FASA will terminate. See discussion of the Delta and Northwest bankruptcies under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” Our obligations to provide FASA credits or to make the FASA credit payments will not terminate if either or both of Delta and Northwest reduce or cease operations in a way that reduces or eliminates the amount of airline services either founding airline obtains under the FASAs, although an airline’s failure to comply with its software development minimum and exclusivity obligations would constitute a breach of its agreement. If we terminate a FASA other than as expressly permitted by the agreement, then we will be obligated to provide the scheduled FASA credits to the applicable airline by way of a monthly cash payment rather than applying the FASA credits against FASA service fee payments due from the airline. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. In the event of our bankruptcy or insolvency, holders of our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes, will be entitled to receive payments in full in cash before we may make any FASA credit payments in cash. In that event, Delta and Northwest will, however, retain their rights to apply the scheduled FASA credit payments against their obligations to pay us fees for our services under the FASAs. In the event that we wrongfully terminate a FASA, we will remain obligated to deliver the FASA credits to the applicable airline by paying the credit amounts to the applicable airline in cash on a monthly basis according to the nine-year schedule described above. However, if we reject a FASA in a bankruptcy of the company, our FASA credit payment obligations to the applicable airline will match the obligations described above in a termination of a FASA by such airline due to our failure to satisfy performance standards. Any FASA credit payment obligations by us to an airline in such a bankruptcy will be subordinated to our senior debt (as defined in the subordination agreement executed by the founding airlines), including the 9 5/8% Senior Notes and the Floating Rate Notes. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations, although Delta and Northwest or other parties in interest in their bankruptcy proceedings may elect to challenge that right. We will continue to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court.

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our 2005 Senior Credit Facility and the indentures governing our 9 5/8% Senior Notes and the Floating Rate Notes, we are specifically permitted to make these tax distributions. During 2006, we expect to distribute $8.9 million to WTI, although actual results of operations could cause this amount to differ materially. There were no tax distributions to WTI during the three months ended March 31, 2006.

Capital Expenditures

Capital expenditures for property and equipment, including both purchased assets and assets acquired under capital leases, as well as capitalized software, totaled $2.3 million for the three months ended March 31, 2006, a increase of $0.6 million from capital expenditures of $1.7 million for the three months ended March 31, 2005. We have estimated approximately $17.7 million for capital expenditures in 2006, which relates to normal growth in capacity requirements and routine replacement and upgrades of equipment.

Off-Balance Sheet Arrangements

At March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended March 31, 2006.

Airline Content Agreements

In March and Aril 2006, we signed five-year content agreements with American, Continental and United. In May 2006, we signed a five-year content agreement with Northwest. The terms of these agreements will become effective in the third quarter of 2006 with the exception of the Northwest agreement which must also receive Bankruptcy Court approval. In conjunction with the agreements, Worldspan has developed two new optional products to introduce into the marketplace. Through these new agreements, travel agencies will have the opportunity to access the airlines' comprehensive published fares and inventory. We expect that our new content agreements will result in reduced transaction fees from participating airlines which could have a material adverse effect on revenue, however, we cannot predict at this time the ultimate impact of these agreements on earnings.

Subsequent Events

On April 10, 2006 we made a $10 million discretionary payment on our Term Loan.

In May 2006, we received approximately $10.5 million in previously disputed excess messaging fees from a certain former online travel agency. The receipt of these fees will be included in our second quarter 2006 results of operations as the amount of the fees was not fixed and determinable and collectibility was not reasonably assured at March 31, 2006.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the three months ended March 31, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from March 31, 2006 levels.

Interest Rate Market Risk

Our 2005 Senior Credit Facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of March 31, 2006, we had variable rate debt of approximately $631.0 million, of which $480.5 million was hedged through an interest rate swap. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on 2006 pre-tax earnings and cash flows of approximately $1.5 million.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. The notional amount as of March 31, 2006 is $480.5 million. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%. As of March 31, 2006, the fair value of the interest rate swap was $5.8 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 19, 2005, we filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division (“Federal Suit”). Orbitz is one of our largest online travel agency customers and represented approximately 9% of our transaction volume for the three month period ended March 31, 2006. Our Federal Suit alleged that Orbitz accessed and used our seat map data in violation of the Federal Computer Fraud and Abuse Act (“FCFAA”) and in breach of our agreement with Orbitz.  Our Federal Suit contained several additional state-law claims.  On April 19, 2006, the court considering our Federal Suit dismissed our claim under the FCFAA and relinquished jurisdiction over our state-law claims against Orbitz without prejudice to Worldspan refiling its state-law claims in state court.

On April 24, 2006, Worldspan filed its state-law claims in the Circuit Court of Cook County, Illinois, County Department, Law Division.  Our complaint alleges that Orbitz’s improper accessing and use of our seat map data violates our agreements with Orbitz, and that Orbitz’s use of Galileo and ITA, competing computer reservation systems, constitutes breaches of our agreement with Orbitz.  We are seeking injunctive relief to prevent the unauthorized accessing and use of our seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. We also seek monetary damages from Orbitz in excess of $50.0 million and reimbursement for our attorneys’ fees and costs.

After filing our Federal Suit, we learned that Orbitz filed suit against us on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against us for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz has claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in our agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding Worldspan from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of our contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of our GDS through 2011), monetary damages in excess of $0.05 million, punitive damages and reimbursement for attorneys’ fees and costs. We believe that the allegations in the Orbitz complaint are without merit and we intend to defend against this action vigorously. In addition, we believe that Orbitz’s filing of its lawsuit against us constitutes another violation of the contract between the parties, and we have instituted the dispute resolution process to resolve this issue as required by the contract. If we are unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS, which would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks. There are no material changes to the risk factors included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006 other than the risk foctors below entitled”Dependence on the Travel Industry in General and the Airline Industry in Particular—Our revenues are highly dependent on the travel industry, and particularly on the airlines, and a substantial decrease in travel transactions could adversely affect our electronic travel distribution revenues. “ and “Content Agreements—Our efforts to obtain more comprehensive content through airline content agreements may cause downward pressure on pricing and adversely affect our electronic travel distribution revenues.”

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

The downturn in the commercial airline market, together with and resulting from the ongoing threat of terrorist attacks after September 11, 2001, the global economic downturn, the continuing conflict in Iraq, rising fuel costs for commercial airlines and avian influenza or bird flu concerns, among other issues, have adversely affected, or could further affect, the financial condition of many commercial airlines and other travel suppliers. Several major airlines are experiencing liquidity problems, some have sought bankruptcy protection and still others may consider bankruptcy relief. A substantial portion of our revenues is derived from transaction fees received directly from airlines and from the sale of products and services directly to airlines. If an airline declared bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline. In addition, the bankruptcy of the airline might result in reduced transaction fees and other revenues from the airline or a rejection by the airline of some or all of our agreements with it, all of which could have a material adverse effect on our business, financial condition and results of operations.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. See “Customers” under “Business,” where this item is discussed.

Content Agreements—Our efforts to obtain more comprehensive content through airline content agreements may cause downward pressure on pricing and adversely affect our electronic travel distribution revenues.

Some airlines have differentiated the content that they provide to us and to our GDS competitors. Some content has been provided to GDSs at no additional charge under standard participation agreements, and other content, such as web fares, has been withheld unless the GDS agrees to provide discounts, payments or other benefits to the airline. We have existing content agreements with most major carriers in the United States. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide traditional and online travel agencies covered by the agreements in the territories covered by the agreements with substantially the same content (including web fares) it provides to the travel agencies of other GDSs in exchange for payments from us and/or discounts to transaction fees to each airline and subject to us keeping steady the average transaction fees paid by each airline for travel agency transactions in the territories covered by the agreements. Further, we have executed a three-year content agreement with British Airways to provide access to virtually all of their published fares (including web fares) to some of our U.K. travel agencies. We believe that obtaining similar content from other major airline travel suppliers and renewing existing content agreements is important to our ability to compete, since other GDSs have also entered into content agreements with various airlines. Most of the content agreements we originally entered into were for an initial three year period, and expire in 2006 and early 2007. We are actively in discussions with our airline suppliers to renew or extend these agreements. In fact, in March 2006 we entered into a new five-year content agreement with American Airlines. Additionally, in April 2006 we entered into new five-year content agreements with Continental Airlines and United Air Lines. Further, in May 2006 we entered into a new five-year content agreement with Northwest. The Northwest agreement must receive Bankruptcy Court approval. There is no way to predict our ability to renew the remaining agreements with major airline suppliers that are due to expire; the loss of which would competitively disadvantage us from other GDSs, and could materially weaken our financial results. We expect that our new content agreements will require us to make, in the aggregate, significant concessions to the participating airlines, typically in the form of reduced transaction fees to us, which could have a material adverse effect on our business, financial condition and results of operations in the future. In addition, our content agreements, both existing and new, are subject to several conditions, exceptions, term limitations and termination rights. As existing content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent as they do at the current time. The loss or substantial reduction in the amount of content received from the participating airlines could negatively affect our electronic travel distribution revenues and financial condition. Further, should we fail to maintain competitive content and/or make acceptable inducement payments, our traditional and online agency subscribers could move transactions from us to competitors, thus negatively affecting our business, financial condition and results of operations. In addition, at the present time we cannot predict how the Delta and Northwest bankruptcies may affect our ability to renegotiate our content agreements with them (as noted above, the Northwest content agreement is subject to Bankruptcy Court approval). The inability to renegotiate our content agreements or the rejection of the existing agreements in bankruptcy by either or both airlines could have a material adverse effect on our business, financial condition and results of operations. See “Supplier Content and Transaction Fees” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We are wholly-owned by Worldspan Technologies Inc., or WTI, a privately owned corporation. There is no public trading market for our equity securities or for those of WTI. As of May 12, 2006, there were 44 holders of WTI Class A Common Stock and 1 holder of WTI Class B Common Stock.

On March 31, 2006, WTI entered into a stock subscription agreement in connection with the exercise by one of our directors, who is also a former member of management, of his option to purchase 180,000 shares of WTI Class A Common Stock for an aggregate purchase price of $216,000. This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder.

ITEM 6. EXHIBITS

Exhibits:

10.87       Content Agreement, dated as of March 28, 2006, by and between Worldspan, L.P. and American Airlines, Inc.***

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

WORLDSPAN, L.P.

May 12, 2006		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
(principal executive officer)

May 12, 2006		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)