Form 10-Q
period 2006-06-30
WORLDSPAN L P
filed 2006-08-09
CIK 1260167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, Registrant’s parent had outstanding 85,257,698 shares of Class A Common Stock and 11,000,000 shares of Class B Common Stock.

WORLDSPAN, L.P.
REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

Worldspan, L.P.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$81,637	$58,093
Trade accounts receivable, net	99,209	97,984
Prepaid expenses and other current assets	15,676	16,992
Total current assets	196,522	173,069
Property and equipment, net	99,748	91,283
Deferred charges	24,859	24,392
Debt issuance costs, net	12,498	14,626
Supplier and agency relationships, net	218,445	236,981
Developed technology, net	172,318	183,254
Trade name	72,142	72,142
Goodwill	111,803	111,803
Other intangible assets, net	27,702	29,106
Other long-term assets	55,865	52,194
Total assets	$991,902	$988,850

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$10,574	$16,847
Accrued expenses	156,901	144,738
Current portion of capital lease obligations	13,510	17,863
Current portion of long-term debt	4,000	4,000
Total current liabilities	184,985	183,448
Long-term portion of capital lease obligations	57,497	36,555
Long-term debt	582,500	667,500
Pension and postretirement benefits	57,501	60,328
Other long-term liabilities	9,890	9,510
Total liabilities	892,373	957,341
Commitments and contingencies
Partners’ capital	99,529	31,509
Total liabilities and Partners’ capital	$991,902	$988,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
Electronic travel distribution	$233,200	$227,481	$475,928	$469,439
Information technology services	18,484	18,150	37,854	36,774
Total revenues	251,684	245,631	513,782	506, 213
Operating Expenses
Cost of revenues
Cost of revenues excluding developed technology amortization	161,853	168,470	325,675	346,612
Developed technology amortization	5,388	6,891	10,808	12,589
Total cost of revenues	167,241	175,361	336,483	359,201
Selling, general and administrative	30,049	25,535	57,692	58,151
Amortization of intangible assets	9,037	9,135	19,941	18,270
Total operating expenses	206,327	210,031	414,116	435,622
Operating income	45,357	35,600	99,666	70,591
Other Income (Expense)
Interest expense, net	(14,950)	(15,573)	(31,214)	(27,902)
Loss on extinguishment of debt	—	—	—	(55,597)
Other, net	(157)	(11)	(1,102)	(220)
Total other expense, net	(15,107)	(15,584)	(32,316)	(83,719)
Income (loss) before provision for income taxes	30,250	20,016	67,350	(13,128)
Income tax expense	741	1,539	1,384	2,457
Net income (loss)	$29,509	$18,477	$65,966	$(15,585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital
(dollars in thousands)
(Unaudited)

	Partners’ Capital	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	$30,892	$617	$31,509
Comprehensive income:
Net income	65,966	—	65,966
Change in fair value of derivative accounted for as a hedge	—	3,098	3,098
Comprehensive income			69,064
Distribution to WTI	(2,400)	—	(2,400)
Stock-based compensation	1,356	—	1,356
Balance at June 30, 2006	$95,814	$3,715	$99,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$65,966	$(15,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,663	51,187
Amortization of debt issuance costs	2,129	1,594
Loss on extinguishment of debt	—	55,597
Stock-based compensation	1,356	1,408
Loss on disposal of property and equipment, net	128	322
Other	(15)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,225)	(31,882)
Prepaid expenses and other current assets	1,314	2,419
Deferred charges	(467)	6,249
Other long-term assets	332	1,673
Accounts payable	(6,274)	(588)
Accrued expenses	12,291	3,217
Pension and postretirement benefits	(2,827)	(2,385)
Other long-term liabilities	380	(209)
Net cash provided by operating activities	122,751	73,017
Cash flows from investing activities:
Purchase of property and equipment	(2,953)	(6,601)
Proceeds from sale of property and equipment	150	77
Capitalized software for internal use	—	(19)
Net cash used in investing activities	(2,803)	(6,543)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	—	734,801
Principal payments on capital leases	(9,004)	(9,517)
Principal payments on debt	(85,000)	(92,488)
Repurchase old notes	—	(327,555)
Distributions to and contributions from WTI, net	(2,400)	(427,238)
Net cash used in financing activities	(96,404)	(121,997)
Net increase (decrease) in cash and cash equivalents	23,544	(55,523)
Cash and cash equivalents at beginning of period	58,093	100,474
Cash and cash equivalents at end of period	$81,637	$44,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Worldspan, L.P.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands)
(Unaudited)

1.  Accounting Policies

Nature of Business.   Worldspan, L.P. (“Worldspan” or the “Partnership”) is a Delaware limited partnership formed in 1990. On June 30, 2003, Worldspan Technologies Inc. (“WTI”), formerly named Travel Transaction Processing Corporation, formed by Citigroup Venture Capital Equity Partners, L.P. (“CVC”) and Ontario Teachers’ Pension Plan Board (“OTPP”), indirectly acquired 100% of the outstanding partnership interests of the Partnership from affiliates of Delta Air Lines, Inc. (“Delta”), Northwest Airlines, Inc. (“Northwest”) and American Airlines, Inc. (“American”) (the “Acquisition”). WTI owns all of the general partnership interests in the Partnership. WS Holdings LLC (“WS Holdings”), which is owned by WTI, is the sole limited partner of the Partnership, owning all of the limited partnership interests.

The Partnership provides information, reservations, transaction processing and related services for airlines, travel agencies and other travel-related entities. The Partnership owns and operates a global distribution system (“GDS”) and provides subscribers with access to and use of this GDS. The Partnership also charges airlines, hotels, car rental companies and others for the use of the GDS.

Basis of Presentation.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Operating results for the three and six months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2006. The Partnership’s quarterly financial data should be read in conjunction with its consolidated financial statements for the year ended December 31, 2005 (including the notes thereto), set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

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

Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Partnership were to lose all or part of the transactions generated by any significant travel agency and not replace such transactions, its business, financial condition and results of operations could be adversely affected.  One online agency subscriber, Expedia, generated transactions in the Partnership’s electronic travel distribution segment which resulted in revenues of approximately $66,554 and $66,185 for the three months ended June 30, 2006 and 2005, respectively, and $142,140 and $139,547 for the six months ended June 30, 2006 and 2005, respectively.  These amounts represented 26% and 27% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 28% of total revenues for each of the six months ended June 30, 2006 and 2005, respectively.

On May 5, 2004, the Partnership announced that it had been informed by Expedia of its intention to move a portion of its transactions in North America to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.  In October 2005, Expedia notified the Partnership of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Expedia announced in May 2006 that it had commenced booking at select points of sale certain European segments through another GDS. In July 2006, Expedia announced the commencement of processing transactions in North America with another GDS. The Partnership has confirmed that some of Expedia’s North American transactions are now being processed on another GDS.  Expedia has not specified the total worldwide volumes or total percentages of worldwide volumes it intends to process through other GDS providers. Currently, the Partnership cannot forecast the total magnitude of any such movement of transactions and therefore is unable to estimate the impact on its financial position, results of operations and cash flows. Also, on July 26, 2006, Hotwire, a division of Expedia notified the Partnership of its intent to terminate its technology services agreement effective October 26, 2006. For the six months ended June 30, 2006, Hotwire transactions generated approximately $5.7 million in revenue.

Additionally, on June 13, 2006, Priceline, one of the Partnership’s largest online travel agency customers, notified the Partnership that it intends to begin processing segments on another GDS as soon as July 28, 2006.  To date, there has not been any significant movement of Priceline’s transactions to another GDS nor has the Partnership received any notification from Priceline as to the volume of transactions that it intends to move. Currently, the Partnership cannot forecast the magnitude of any such movement of transactions and therefore is unable to estimate the impact on its financial position, results of operations and cash flows.

Furthermore as more fully discussed in Note 5, if the Partnership is unable to satisfactorily resolve the claims asserted against it by Orbitz, Worldspan’s second largest online travel agency, and its lawsuit against the Partnership is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from Worldspan’s GDS. If Expedia, Priceline or Orbitz were to move a material portion of their respective transactions to other GDS providers, the Partnership’s business would be negatively and materially impacted.

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content, including web fare content, for distribution to traditional and online agency subscribers.  In 2006, Worldspan has entered into long-term content agreements with certain major domestic airlines such as, American, Continental, United, Northwest and U.S. Airways.  Subject to termination rights, these new agreements continue until 2011.  Should Worldspan fail to maintain competitive content, its traditional and online agency subscribers could move transactions to competitors with access to this content, thus negatively affecting the Partnership’s business, financial condition and results of operations and cash flows. See Note 11 for a discussion of Worldspan’s content agreements.

Furthermore, the Partnership charges airline carriers, rental car companies, hotels and other providers of travel products and services (collectively referred to as “suppliers”) for electronic travel distribution services and information technology services.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection. Revenues generated by Delta and Northwest were $53,908 and $64,135 for the three months ended June 30, 2006 and 2005, respectively, and $116,297 and $139,984 for the six months ended June 30, 2006 and 2005, respectively. These amounts represented approximately 22% and 26% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 22% and 28% for the six months ended June 30, 2006 and 2005, respectively. Individually, Delta and Northwest accounted for 13% and 9%, respectively, of total revenue for the three and six months ended June 30, 2006.

Pre-bankruptcy petition accounts receivable at June 30, 2006 under the Partnership’s two primary agreements with Northwest was $15,978. Pre-bankruptcy petition accounts receivable under the Partnership’s two primary agreements with Delta has been collected as of June 30, 2006. Post-bankruptcy petition accounts receivable at June 30, 2006 under the Partnership’s two primary agreements with Delta and Northwest are $26,566, collectively. The Partnership believes that its pre-bankruptcy petition Northwest accounts receivable will likely be realized over an extended period of time. The Partnership believes it will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, post-bankruptcy petition accounts receivable are expected to be collected in accordance with the terms of the Partnership’s current commercial agreements.

While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with the Partnership, except for the Participating Carrier Agreement with Northwest, which was assumed by Northwest and received Bankruptcy Court approval in June 2006. The Partnership is not aware of an action by either Delta or Northwest to reject any agreements with it and, accordingly continues to operate with the two airlines under its existing commercial agreements. See Note 11 for a discussion of the new five-year content agreement, which is an addendum to the Participating Carrier Agreement assumed by Northwest. Additional facts could become known or actions taken by either airline in bankruptcy that could impact the Partnership’s assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, the Partnership is not yet in a position to ultimately determine whether payments previously made to it will be challenged or unwound in the bankruptcy proceedings.

The Partnership maintained an allowance for doubtful accounts of approximately $8,486 and $8,110 at June 30, 2006 and December 31, 2005, respectively.

Accounting Pronouncements .  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period. SFAS No. 123(R) became applicable to the Partnership beginning January 1, 2006. See Note 10 for a discussion of the impact of adopting SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of and for the six months ended June 30, 2006, SFAS No. 154 did not impact the Partnership’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under current generally accepted accounting principles an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. The Partnership believes that SFAS No. 155 will not have a material effect on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first annual reporting period that begins after September 15, 2006. The Partnership believes that SFAS No. 156 will not have a material effect on its consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. This interpretation seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in an entity’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Partnership is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

2.  Debt

On February 11, 2005, the Partnership, WS Financing Corp. (“WS Financing”), the wholly-owned domestic subsidiaries of the Partnership, as guarantors (the “Guarantor Subsidiaries”) and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture (the “Indenture”). Pursuant to the Indenture, the Partnership, WS Financing and the Guarantor Subsidiaries issued $300,000 of Senior Second Lien Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”), secured on a second priority basis by substantially all of the assets of the Partnership, WS Financing and the Guarantor Subsidiaries. In addition, the Partnership, as borrower, WTI, and WS Holdings entered into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders. In connection with the closing under the Credit Agreement, a new senior credit facility (the “2005 Senior Credit Facility”), consisting of a five-year revolving credit facility in the amount of $40,000 and a new term loan facility due 2010 (the “Term Loan under 2005 Senior Credit Facility”) in the amount of $450,000, was made available to the Partnership. Obligations under the 2005 Senior Credit Facility and the guarantees are secured by a perfected first priority security interest in all of the Partnership’s tangible and intangible assets and all of the tangible and intangible assets of WTI and each of the Guarantor Subsidiaries, subject to customary exceptions, and a pledge of (i) all of the membership interests of WS Holdings LLC owned by WTI, (ii) all of the partnership interests owned by WTI and WS Holdings LLC, and (iii) all of the capital stock of the Partnership’s Guarantor Subsidiaries and significant portions of the Partnership’s holdings in foreign subsidiaries.

At the Partnership’s option, the interest rate applied to borrowings under the 2005 Senior Credit Facility is based on the LIBOR rate (as defined in the Credit Agreement) plus the initial applicable margin of 2.75%. The alternative rate is a base rate (generally defined as the sum of (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an initial applicable margin of 1.75%).The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%. At June 30, 2006, the three-month LIBOR rate was 5.5%. Borrowings under the 2005 Senior Credit Facility are subject to quarterly interest payments with respect to loans bearing interest at the base rate described above or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described above.

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

On June 21, 2006, WTI, WS Holdings LLC, the Partnership, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) entered into the Second Amendment (the “Credit Amendment”) to the Credit Agreement.  The Credit Amendment amends the Credit Agreement to provide that the Partnership or WTI, as applicable, may, provided that no revolving credit loans are outstanding, repurchase up to a total combined $50,000 aggregate principal amount of the Partnership’s and WS Financing’s outstanding Floating Rate Notes and/or WTI’s Holdco Notes, including any such Floating Rate Notes or Holdco Notes held by affiliates of the Partnership and WTI provided that no default or event of default has occurred and is continuing.  As of August 8, 2006 the Partnership has not repurchased any Floating Rate Notes or Holdco Notes.

On March 4, 2005, the Partnership entered into an interest rate swap with a notional amount that began at $508,370 on November 15, 2005 and is amortized on a quarterly basis to $102,250 at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. The notional amount as of June 30, 2006 is $455,680. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge has resulted in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of June 30, 2006, the fair value of this swap was an asset of $6,986, which is included in other long-term assets in the condensed consolidated balance sheet.

The 2005 Senior Credit Facility requires the Partnership to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio.  Also, the Indenture requires the Guarantor Subsidiaries to maintain a minimum fixed charge coverage ratio. In addition, certain non-financial covenants restrict the activities of the Guarantor Subsidiaries.

Long-term debt consisted of the following:

	June 30, 2006	December 31, 2005

Term loan under 2005 Senior Credit Facility (1)	$286,000	$371,000
Floating Rate Notes (2)	300,000	300,000
9 5/8% Senior Notes (1)	500	500
	586,500	671,500
Less current portion of long-term debt	4,000	4,000
Long-term debt, excluding current portion	$582,500	$667,500

(1)             Based on borrowing rates currently available to the Partnership, the carrying value of the debt obligation approximates fair value.

(2)             $290,000 of the Floating Rate Notes are publicly traded and at August 8, 2006 had a market value of approximately $285,650 based on the quoted market price for such notes.  The remaining $10,000 of Floating Rate Notes have not yet been registered with the Securities and Exchange Commission.

During the six months ended June 30, 2006, the Partnership paid $85,000 in principal on the term loan, of which $2,000 were scheduled principal payments.

3.  Employee Benefit Plans

The components of net pension and postretirement costs were as follows:

	Pension benefits		Pension benefits
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$—	$—	$—	$—
Interest cost	2,923	2,892	5,846	5,785
Expected return on plan assets	(3,948)	(3,656)	(7,896)	(7,312)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	32	27	64	54
Net periodic pension benefit (income) expense	$(993)	$(737)	$(1986)	$(1,473)

	Postretirement benefits		Postretirement benefits
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Service cost	$59	$66	$118	$132
Interest cost	380	407	760	813
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	—	—	—
Net periodic pension benefit (income) expense	$439	$473	$878	$945

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

In connection with the Refinancing Transactions, on February 16, 2005, the Partnership entered into an amendment to its Advisory Agreement with WTI to terminate all advisory and other fees payable under that agreement as of January 1, 2005 in return for a prepayment of $7,700 payable on or before December 15, 2005. The prepaid advisory fees are included in “Prepaid expenses and other current assets” and “Other long-term assets” in the accompanying consolidated balance sheets. The prepaid advisory fees are being amortized on a straight line basis over the remaining term during which the services are provided. The agreement expires in June 2013. During the three and six month periods ended June 30, 2006, the Partnership recognized $226 and $453, respectively, of expense in connection with this agreement.  During the three and six month periods ended June 30, 2005, the Partnership recognized a total of $226 and $828, respectively, of expense related to advisory fees.

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

During the six months ended June 30, 2005, the Partnership distributed $4,700 to WTI to enable WTI to cover income taxes that it owed on the income generated by the Partnership in the United States and $1,587 to enable WTI to pay interest payments on the Holdco Notes.

On June 15, 2006, the Partnership distributed a total of $2,400 to WTI to enable WTI to pay interest on its Holdco notes. No distributions were made to WTI during the six months ended June 30, 2006 for income taxes.

Under the WTI stock incentive plan, WTI offers restricted shares of its Common Stock and grants options to purchase shares of its Common Stock to certain employees of the Partnership. As the options and restricted shares are being granted to employees of the Partnership, the Partnership recognizes this value as an expense over the period in which the options and restricted shares vest. See Note 10 for further discussion.

In 2005 the Partnership entered into a master services agreement for technology services with Calleo Distribution Technologies Pvt. Ltd (“Calleo”).  Additionally in 2005, the Partnership’s United Kingdom domiciled subsidiary, Worldspan Services Limited, entered into a distributor agreement with Calleo for the distribution of Worldspan’s services in the India sub-continent and other countries. In 2006, the master services agreement for technology services with Calleo was terminated and the Partnership entered into a similar master services agreement for technology services with InterGlobe Technologies, Pvt. Ltd. (“IGT”). Mr. Rakesh Gangwal, Chairman, President and Chief Executive Officer of the Partnership, has a greater than 10% equity ownership interest in both Calleo and IGT.  The master services agreement has an initial term of ten years, subject to termination rights. The distributor agreement also has an initial ten year term, subject to termination rights.  Payments under the agreements are contingent upon bookings generated by Calleo.  The Partnership has paid $691 and $481 to Calleo and IGT, respectively, during the three months ended June 30, 2006, and has paid $941 and $968 to Calleo and IGT, respectively, during the six months ended June 30, 2006.  The Partnership has a total of approximately $655 of accrued expenses owed to Calleo and IGT as of June 30, 2006.  The Partnership has also recorded a prepaid asset in the amount of $227 as of June 30, 2006 that relates to deferred costs and that will be amortized over the 120 month term of the agreement.

During the three months ended June 30, 2006 the Partnership entered into an internet service agreement with Time Warner Telecom, Inc. (“TWTC”). Mr. Kevin Mooney, Chief Financial Officer of the Partnership, is a director of TWTC. During the three months ended June 30, 2006 there were no payments to TWTC and as of June 30, 2006 there were no accrued expenses owed to TWTC.

5.  Commitments and Contingencies

Litigation

On September 19, 2005, the Partnership filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division (“Federal Suit”). Orbitz is one of the Partnership’s largest online travel agency customers and represented approximately 10% of its transaction volume for the three and six month periods ended June 30, 2006. The Partnership’s Federal Suit alleged that Orbitz accessed and used the Partnership’s seat map data in violation of the Federal Computer Fraud and Abuse Act (“FCFAA”) and in breach of the  agreement with Orbitz.  The Partnership’s Federal Suit contained several additional state-law claims.  On April 19, 2006, the court considering the Partnership’s Federal Suit dismissed the claim under the FCFAA and relinquished jurisdiction over the Partnership’s state-law claims against Orbitz without prejudice to the Partnership refiling its state-law claims in state court.  The Partnership filed an appeal with the United States Court of Appeals for the Seventh Circuit on May 18, 2006.

On April 24, 2006, the Partnership refiled its state-law claims in the Circuit Court of Cook County, Illinois, County Department, Law Division.  The complaint alleges that Orbitz’s improper accessing and use of the Partnership’s seat map data violates the agreements with Orbitz, and that Orbitz’s use of Galileo and ITA, competing computer reservation systems, constitutes breaches of the Partnership’s agreement with Orbitz.  The Partnership is seeking injunctive relief to prevent the unauthorized accessing and use of its seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. The Partnership also seeks monetary damages from Orbitz in excess of $50,000 and reimbursement for its attorneys’ fees and costs.

After filing the Federal Suit, the Partnership learned that Orbitz filed suit against it on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against it for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz  claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in the agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding the Partnership from pursuing its breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of the Partnership’s contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of the Worldspan GDS through 2011), monetary damages in excess of $50, punitive damages and reimbursement for attorneys’ fees and costs. Orbitz filed an amended complaint against the Partnership on July 5, 2006. The amended complaint adds six counts, including claims of breach of contract, fraud and rescission, in addition to a declaratory judgment request. The complaint seeks equitable and monetary relief, attorney’s fees and costs, monetary damages in excess of $50 and prejudgment interest.  The Partnership believes that the allegations in the Orbitz complaint are without merit and it intends to defend against this action vigorously. If the Partnership is unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against the Partnership is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from the Worldspan GDS, which would have a material adverse effect on the Partnership’s business, financial condition and results of operations.

In September 2003, the Partnership received multiple assessments totaling €39,503 from the tax authorities of Greece relating to tax years 1993-2002. The Partnership filed appeals of these assessments. Pursuant to a formal tax amnesty program with the Greek authorities, the Partnership reached a settlement of the outstanding assessments in an amount of approximately €7,775. The Partnership Interest Purchase Agreement, dated March 3, 2003, provides that each of Delta, Northwest and American (collectively, Worldspan’s “founding airlines”)  shall severally indemnify WTI and hold WTI harmless on a net after-tax basis from and against any and all taxes of the Partnership and its subsidiaries related to periods prior to the Acquisition. The Partnership informed the founding airlines of the receipt of these assessments and the indemnity obligation of the founding airlines under the Partnership Interest Purchase Agreement. As of June 30, 2006, the balance of the amounts due from the founding airlines was $1,892 based on the June 30, 2006 exchange rate. Because of the indemnity provision and other remedies available under the applicable agreements, the Partnership believes that amounts paid to settle the Greek assessment will be recovered from the founding airlines and will not have an effect on the Partnership’s financial position or results of operations.

Additionally, in connection with the Acquisition of the Partnership in 2003, Delta, Northwest and American agreed to retain the rights and obligations of all tax matters relating to tax periods prior to June 30, 2003. However, the exercise of these rights could be successfully challenged in bankruptcy court.

On July 26, 2006, Expedia and its affiliate, IAC Global LLC, (collectively, “Expedia”) filed a lawusit against the Partnership in the Superior Court, King County, Washington.  Among other actions and requests for relief, the complaint requests a declaratory judgment from the court regarding Expedia’s use of data and information provided by the Partnership as set forth in the contract between the parties.  The Partnership believes that the allegations in the Expedia complaint are without merit and it intends to defend against this action vigourously.

In addition, the Partnership is currently involved in various claims related to matters arising from the ordinary course of business. Management believes the ultimate disposition of these actions will not materially affect the financial position or results of operations of the Partnership.

Operating and Capital Leases

On June 30, 2006, Worldspan signed amendments to the existing Asset Management Offering agreement (“AMO”), Enterprise Software Option agreement (“ESO”) and the Websphere Software Special Option agreement (“WSSO”), collectively referred to as the “IBM Agreements”. The IBM Agreements were extended from June 30, 2008 to June 30, 2011 with the option for two one-year renewal periods from June 30, 2011.

Consistent with prior treatment, the Partnership has accounted for the amended IBM Agreements collectively as a multiple element arrangement of hardware, software, and services. Under the terms of these agreements, the Partnership has a remaining aggregate minimum commitment of $225,000 at June 30, 2006, plus additional contingent payments dependent upon the rate of growth of electronic travel distribution transaction volumes. Of the aggregate minimum commitment, approximately $171,890 represents future minimum lease payments for leases classified as operating at June 30, 2006 and approximately $53,110 represents future minimum lease payments for leases classified as capital at June 30, 2006.

The future minimum amounts payable under the IBM Agreements are as follows at June 30, 2006:

	Total IBM Agreements	IBM Agreements Operating Leases at June 30, 2006	IBM Agreements Capital Leases at June 30, 2006
2006	$22,500	$17,189	$5,311
2007	45,000	34,378	10,622
2008	45,000	34,378	10,622
2009	45,000	34,378	10,622
2010	45,000	34,378	10,622
Thereafter	22,500	17,189	5,311
Total	$225,000	$171,890	$53,110
Less imputed interest (1)			(8,347)
Present value of net minimum lease payments related to IBM Agreements			$44,763
Present value of net minimum lease payments related to other capital leases (2)			26,244
Total			$71,007
Less current maturities			(13,510)
Long-term maturities			$57,497

(1)             The interest rate used in computing the present value of the minimum lease payments ranges from approximately 5.30% to 7.25% depending on the asset being leased as required by SFAS No. 13.

(2)             The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.2% to 12.0% depending on the asset being leased.

6.  Other Events

In the first quarter of 2006, the Partnership collected outstanding previously disputed amounts regarding minimum booking fees owed by certain former online travel agencies. The settlement resulted in the receipt of approximately $11,290 in minimum booking fees.  The receipts were classified in the accompanying statement of operations as a reduction in cost of revenues (because payments to the agencies exceeded payments received from the agencies) in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  In the second quarter of 2006, the Partnership collected an outstanding previously disputed amount regarding excess messaging fees owed by one of these former online travel agencies. This final settlement resulted in the receipt of approximately $10,450 in fees which were classified in the accompanying statement of operations as revenue (because payments received from the agency exceeded payments to the agency). The contracts with these agencies have been terminated.

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

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
Electronic travel distribution	$233,200	$227,481	$475,928	$469,439
Information technology services	18,484	18,150	37,854	36,774
Total revenues	$251,684	$245,631	$513,782	$506,213
Operating income
Electronic travel distribution	$51,208	$44,261	$111,259	$86,043
Information technology services	(5,851)	(8,661)	(11,593)	(15,452)
Total operating income	$45,357	$35,600	$99,666	$70,591
Depreciation and amortization
Electronic travel distribution	$18,412	$19,399	$39,060	$39,074
Information technology services	5,431	6,889	10,603	12,113
Total depreciation and amortization	$23,843	$26,288	$49,663	$51,187

The Partnership’s principal administrative, marketing, product development and technical operations are located in the United States. Areas of operation outside of North America include EMEA, Asia and Latin America which are primarily composed of selling and marketing functions.

The following table includes selected interim financial information for the three and six months ended June 30, 2006 and June 30, 2005, respectively, related to our geographic areas.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Geographic areas
Total revenues
United States	$218,806	$207,708	$460,573	$430,874
Foreign	32,878	37,923	53,209	75,339
Total	$251,684	$245,631	$513,782	$506,213

	June 30, 2006	December 31, 2005

Long-lived assets
United States	$770,208	$787,651
Foreign	25,172	28,130
Total	$795,380	$815,781

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

Condensed Consolidating Balance Sheets
as of June 30, 2006
(dollars in thousands)
(Unaudited)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Assets
Current assets
Cash and cash equivalents	$79,482	$2,155	$—	$81,637
Trade accounts receivable, net	97,289	1,920	—	99,209
Prepaid expenses and other current assets	14,482	1,194	—	15,676
Total current assets	191,253	5,269	—	196,522
Property and equipment, net	95,112	4,636	—	99,748
Deferred charges	15,080	9,779	—	24,859
Debt issuance costs, net	12,498	—	—	12,498
Goodwill	111,803	—	—	111,803
Other intangible assets, net	490,607	—	—	490,607
Investments in subsidiaries	31,013	—	(31,013)	—
Other long-term assets	45,107	10,758	—	55,865
Total assets	$992,473	$30,442	$(31,013)	$991,902

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$10,257	$317	$—	$10,574
Intercompany accounts payable (receivable)	32,016	(32,016)	—	—
Accrued expenses	125,609	31,292	—	156,901
Current portion of capital lease obligations	13,510	—	—	13,510
Current portion of senior debt	4,000	—	—	4,000
Total current liabilities	185,392	(407)	—	184,985
Long-term portion of capital lease obligations	57,497	—	—	57,497
Long-term debt	582,500	—	—	582,500
Pension and postretirement benefits	57,501	—	—	57,501
Other long-term liabilities	10,054	(164)	—	9,890
Total liabilities	892,944	(571)	—	892,373
Commitments and contingencies
Partners’ capital	99,529	31,013	(31,013)	99,529
Total liabilities and Partners’ capital	$992,473	$30,442	$(31,013)	$991,902

Condensed Consolidating Balance Sheets
as of December 31, 2005
(dollars in thousands)
(Unaudited)

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

Condensed Consolidating Statements of Operations
for the Three Months Ended June 30, 2006
(dollars in thousands)
(Unaudited)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$218,806	$32,878	$—	$251,684
Operating expenses	176,425	29,902	—	206,327
Operating income	42,381	2,976	—	45,357
Other income (expense)
Interest (expense) income, net	(14,996)	46	—	(14,950)
Income from subsidiaries	1,946	—	(1,946)	—
Other, net	178	(335)	—	(157)
Total other expense, net	(12,872)	(289)	(1,946)	(15,107)
Income before income taxes	29,509	2,687	(1,946)	30,250
Provision for income taxes	—	741	—	741
Net income	$29,509	$1,946	$(1,946)	$29,509

Condensed Consolidating Statements of Operations
for the Three Months Ended June 30, 2005
(dollars in thousands)
(Unaudited)

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

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2006
(dollars in thousands)
(Unaudited)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Revenues	$460,573	$53,209	$—	$513,782
Operating expenses	366,761	47,355	—	414,116
Operating income	93,812	5,854	—	99,666
Other income (expense)
Interest (expense) income, net	(31,277)	63	—	(31,214)
Income from subsidiaries	3,202	—	(3,202)	—
Other, net	229	(1,331)	—	(1,102)
Total other expense, net	(27,846)	(1,268)	(3,202)	(32,316)
Income before income taxes	65,966	4,586	(3,202)	67,350
Income tax expense	—	1,384	—	1,384
Net (loss) income	$65,966	$3,202	$(3,202)	$65,966

Condensed Consolidating Statements of Operations
for the Six Months Ended June 30, 2005
(dollars in thousands)
(Unaudited)

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

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2006
(dollars in thousands)
(Unaudited)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by operating activities	$126,502	$(3,751)	$—	$122,751
Cash flows from investing activities:
Purchase of property and equipment	(2,721)	(232)	—	(2,953)
Proceeds from sale of property and equipment	68	82	—	150
Investment in subsidiaries	(3,202)	—	3,202	—
Net cash used in investing activities	(5,855)	(150)	3,202	(2,803)
Cash flows from financing activities:
Principal payments on capital leases	(9,004)	—	—	(9,004)
Principal payments on debt	(85,000)	—	—	(85,000)
Distribution to WTI, net	(2,400)	—	—	(2,400)
Contributions to subsidiaries	—	3,202	(3,202)	—
Net cash (used in) provided by financing activities	(96,404)	3,202	(3,202)	(96,404)
Net increase in cash and cash equivalents	24,243	(699)	—	23,544
Cash and cash equivalents at beginning of period	55,238	2,855	—	58,093
Cash and cash equivalents at end of period	$79,481	$2,156	$—	$81,637

Condensed Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2005
(dollars in thousands)
(Unaudited)

	Worldspan, L.P.— Guarantor	Non-Guarantor Subsidiaries	Eliminating Entries	Worldspan Consolidated

Net cash provided by (used in) operating activities	$80,446	$(7,429)	$—	$73,017
Cash flows from investing activities:
Purchase of property and equipment	(5,240)	(1,361)	—	(6,601)
Proceeds from sale of property and equipment	77	—	—	77
Capitalized software development costs	(19)	—	—	(19)
Investment in subsidiaries	(11,126)	—	11,126	—
Net cash provided by (used in) investing activities	(16,308)	(1,361)	11,126	(6,543)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt issuance costs	734,801	—	—	734,801
Principal payments on capital leases	(9,517)	—	—	(9,517)
Principal payments on debt	(92,488)	—	—	(92,488)
Repurchase old notes	(327,555)	—	—	(327,555)
Distribution to and contributions from WTI, net	(427,238)	—	—	(427,238)
Contributions to subsidiaries	—	11,126	(11,126)	—
Net cash (used in) provided by financing activities	(121,997)	11,126	(11,126)	(121,997)
Net increase (decrease) in cash and cash equivalents	(57,859)	2,336	—	(55,523)
Cash and cash equivalents at beginning of period	96,504	3,970	—	100,474
Cash and cash equivalents at end of period	$38,645	$6,306	$—	$44,951

9.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

		June 30, 2006		December 31, 2005
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Supplier and agency relationships	8-11 years	$318,467	$100,022	$321,618	$84,637
Information technology services contracts	5-15 years	36,126	8,424	36,126	7,020
Developed technology	5-11 years	238,850	66,532	238,979	55,725
Goodwill	Indefinite	111,803	—	111,803	—
Trade name	Indefinite	72,142	—	72,142	—
		$777,388	$174,978	$780,668	$147,382

During the three months ended March 31, 2006, the Partnership recorded $1,615 in acceleration of amortization of agency relationship intangibles related to two online agencies. The contracts with the Partnership were terminated by the agencies.  The write-off was recorded as additional amortization in the statement of operations. During the three months ended June 30, 2005, the Partnership recorded a $1,500 writedown of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down to zero as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream, among other factors. The writedown is included in “Developed technology amortization” in the accompanying consolidated statement of operations.

As discussed in Note 1, Delta and Northwest, both significant suppliers of the Partnership, entered bankruptcy protection in September 2005.  In connection with the Acquisition, the Partnership recorded an intangible asset in the amount of $33,152 related to its founding airline services agreements (“FASAs”) with Delta and Northwest.  As of June 30, 2006, the unamortized portion of the intangible asset related to the Delta and Northwest FASAs was $26,528.  This amount is included in “Other intangible assets, net” in the accompanying consolidated balance sheets.  The services provided to Delta and Northwest under the terms of their respective FASAs include internal reservation services, development services and other support services.  The Partnership continues to provide services to the airlines in accordance with the terms of the respective FASA. The Partnership believes that these services are essential to the continued operation of the airlines. In addition, the Partnership believes that the cost of the services provided to Delta and Northwest are competitive to current market rates for these services given the cost formula and the monthly credit the airlines receive as a part of the FASA. The Partnership does not believe that the long term value of the FASA has changed based solely on the bankruptcy filings and any additional facts currently available to it. Additional facts could become known or actions taken by the airlines in bankruptcy that could impact the long term value of the FASA and possibly result in an impairment of the intangible asset in the future.

In connection with the Acquisition, the Partnership also recorded additional intangible assets of approximately $318,467 related to the value of its existing relationships with online travel agencies, traditional travel agencies and travel suppliers. The Partnership believes to date that the Delta and Northwest bankruptcy filings are not expected to have a materially adverse impact on cash flows because the travel customer would be able to select another supplier if Delta and Northwest were to selectively reduce their flight capacity. Alternatively, in connection with their bankruptcy related restructuring, Delta and Northwest could pursue a GDS alternative allowing them to bypass the Worldspan GDS.  If either Delta or Nothwest were successful in bypassing the Worldspan GDS or significantly reducing their flight capacity, the Partnership’s cash flow and financial condition could be materially, adversely affected and possibly result in an impairment of the intangible asset in the future.

Of the $318,467 recorded for the Parnership’s existing relationships with travel agencies and travel suppliers, the Partnership estimates that $35,234, $76,174 and $14,223 were related to the Expedia, Orbitz and Priceline contracts, respectively. Based on these estimates, the portions of these intangible assets that were unamortized as of June 30, 2006 were $22,021, $47,609 and $8,889. Upon determination of the specific volumes (or percentage of volumes) and timing relating to Expedia’s or Priceline’s announced agreements with another GDS provider and the outcome of the Orbitz claims against us, the Partnership will further assess the impact, if any, on the overall financial condition as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets . See Note 1 for a discussion of the potential movement of Expedia, Priceline and Orbitz transactions to another GDS.

The Partnership recorded amortization expense for its intangible assets of $14,425 and $16,026 for the three months ended June 30, 2006 and 2005, respectively, and $30,749 and $30,859 for the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense for the Partnership’s intangible assets, excluding the $30,749 amortization recorded for the six months ended June 30, 2006, is as follows:

Year Ended December 31,
Remaining in 2006	$28,903
2007	57,771
2008	56,871
2009	57,171
2010	57,171
Thereafter	160,578
$418,465

10. Stock-Based Compensation

Under the WTI stock incentive plan, WTI offers restricted shares of its Class A Common Stock and grants options to purchase shares of its Class A Common Stock to selected management employees of the Partnership. On June 15, 2006, the Human Resources Committee of the Board of Directors of WTI approved the Second Amendment to the WTI Stock incentive plan thereby authorizing a reserve of 13,250,000 shares of its Class A Common Stock for issuance under the stock incentive plan.  The securities underlying the options are not traded on an established exchange. The exercise price of any options granted or the purchase price for restricted stock offered under the stock incentive plan is determined by the Board of Directors. Restricted stock awards and options generally vest quarterly over a five-year period which is deemed to be the service period over which the stock-based compensation expense is recognized. Options expire ten years from date of grant. Option grants consist of “Series 1” and “Series 2” options.

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

Stock option activity under the WTI stock incentive plan for the six-month period ended June 30, 2006 is summarized as follows:

	Series 1		Series 2
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	2,102,500	$1.48	2,102,500	$6.49
Granted (1)	60,000	3.88	60,000	7.88
Exercised (2)	(300,000)	1.20	—	—
Forfeited	(47,500)	1.47	(47,500)	6.20
Unexercised	(4,000)	1.20	(4,000)	6.42

Outstanding at June 30, 2006 (3)	1,811,000	$1.40	2,111,000	$6.38

Exercisable at June 30, 2006 (4)	765,500	$1.24	1,065,500	$6.40

(1)             As allowed under SFAS No. 123(R), WTI has continued to apply the binomial option-pricing model in valuing the options granted in the second quarter of 2006 with the resulting fair value being amortized straight-line over the service period. The weighted-average exercise price and weighted-average grant-date fair value of the Series 1 options reflected above as being granted during the six months ended June 2006, were $3.88 and $1.84, respectively, per share. These options were granted with an exercise price equal to or lower than the market value of the underlying Class A Common Stock. The weighted-average exercise price and weighted-average grant-date fair value of the Series 2 options reflected above as being granted during the six months ended June 2006, were $7.88 and $0, respectively, per share. These options were granted with an exercise price higher than the market value of the underlying Class A Common Stock. During the six months ended June 30, 2005, there were 257,500 Series 1 options granted with a weighted-average exercise price of $1.86 and a weighted-average grant-date fair value of $0.32; additionally, there were 257,500 Series 2 options granted with a weighted-average exercise price of $5.93 and a weighted-average grant-date fair value of $0.

(2)             WTI received $360 in cash upon exercise of these options. The intrinsic value of the 300,000 Series 1 options exercised during the quarter ended June 30, 2006 was approximately $921.0, which represents the amount by which the market value of the underlying stock exceeds the exercise price of the option. The weighted average market value of the underlying stock was approximately $4.27 on the dates of exercise. There were no options exercised during the six months ended June 30, 2005.

(3)             The aggregate intrinsic value of the Series 1 and Series 2 options expected to vest at June 30, 2006 was approximately $2,907 and $0, respectively. See item (2) above regarding the definition of “intrinsic value.” The weighted-average exercise prices of the Series 1 and Series 2 options expected to vest were $1.52 and $6.37, respectively. The weighted-average remaining contractual term of the Series 1 and Series 2 options expected to vest at June 30, 2006 was 7.9 years for both Series. The total compensation cost to be recognized under SFAS 123(R) related to Series 1 and Series 2 options at June 30, 2006 expected to vest is approximately $601 and $111, respectively, which will be expensed over the remaining weighted-average vesting period of 3.0 years for both Series.

(4)             The total fair value of Series 1 and Series 2 options vested at June 30, 2006 was approximately $406 and approximately $125, respectively. At June 30, 2005, there were 564,000 Series 1 options vested with a total fair value of approximately $189 and 564,000 Series 2 options vested with a total fair value of approximately $62. The aggregate intrinsic value of the Series 1 and Series 2 options vested at June 30, 2006 was approximately $2,332 and $0, respectively. See item (2) above regarding the definition of “intrinsic value.”  The weighted-average remaining contractual term of the Series 1 and Series 2 options exercisable at June 30, 2006 was 7.2 for both series.

For grants of options awarded during the six months ended June 30, 2006 and 2005, the weighted-average assumptions used in the binomial option-pricing model were as follows:

	Risk-Free Interest Rate (1)	Expected Life (2)	Expected Volatility (3)	Expected Dividend Yield
2006	4.98%	6.5 years	35.3%	0%
2005	3.92%	5.0 years	0.30%	0%

(1)             Represents the rate of a U.S. Treasury security maturing from the grant date over a period of time approximating the expected life of the option.

(2)             Prior to January 1, 2006, the Partnership estimated the expected life to approximate the vesting period. However, due to a lack of substantial history regarding the timing of exercises (the Partnership was formed only recently — June 30, 2003), the Partnership has elected to use the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107 , Share-Based Payment , for estimating the expected term equal to the midpoint between the vesting period and the contractual term. This change of estimate was effective January 1, 2006.

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

During the first six months of 2006, the Partnership granted 60,000 Series 1 options, with weighted average exercise prices and weighted average grant date fair values as follows:

	Weighted Average Exercise Price	Weighted- Average Grant-Date Fair Value (1)
Options whose exercise price was less than the market value of the underlying Class A Common Stock on the date of grant	$3.79	$1.89
Options whose exercise price was equal to the market value of the underlying Class A Common Stock on the date of grant	$3.96	$1.79
Options whose exercise price was greater than the market value of the underlying Class A Common Stock on the date of grant	N/A	N/A

(1)             Grant-date fair value was calculated using the binomial option-pricing model.

Non-vested restricted share activity under the WTI stock incentive plan for the six-month period ended June 30, 2006 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value (1)
Non-vested restricted shares of Class A Common Stock at December 31, 2005	3,139,046	$2.54
Granted	2,000,000	3.96
Vested (2)	(580,500)	.36
Forfeited	—	—

Non-vested restricted shares of Class A Common Stock at June 30, 2006 (3)	4,558,546	$3.44

(1)             Under both SFAS No. 123(R) and SFAS No. 123, the fair value of restricted stock awards is measured as being the intrinsic value of the shares on the day of grant — i.e. the amount by which the market value of the shares on the day of grant exceeds the exercise/purchase price of the shares.

(2)             The fair value of restricted stock awards vested during the six months ended June 30, 2006 was approximately $208. No restricted stock awards vested during the six months ended June 30, 2005.

(3)             Of the non-vested shares at June 30, 2006, 4,558,546, are expected to vest. The total compensation cost to be recognized under SFAS 123(R) related to the shares at June 30, 2006 expected to vest is approximately $14,796, which will be expensed over the remaining weighted-average service period of 2.5 years.

During the three months ended June 30, 2006 and 2005, the Partnership recorded $694 and $764, respectively, in total stock-based employee compensation expense, of which $140 and $116, respectively, was attributable to stock options. During the six months ended June 30, 2006 and 2005, the Partnership recorded $1,357 and $1,408, respectively, in total stock-based employee compensation expense, of which $359 and $233, respectively, was attributable to stock options. The Partnership recognized stock-based compensation expense of $43 and $69 during the three month periods ended June 30, 2006 and 2005 attributable to restricted stock grants. The Partnership recognized stock-based compensation expense of $86 and $134 during the six month periods ended June 30, 2006 and 2005 attributable to restricted stock grants. The Partnership recognized stock-based compensation expense of $511 and $578 during the three month periods ended June 30, 2006 and 2005, respectively, attributable to restricted stock subscription agreements. The Partnership recognized stock-based compensation expense of $912 and $1,041 during the six month periods ended June 30, 2006 and 2005, respectively, attributable to restricted stock subscription agreements.

On June 15, 2006,  WTI entered into a Restricted Stock Subscription Agreement with the Partnership’s, Chairman, President, and Chief Executive Officer, Rakesh Gangwal.  Pursuant to the agreement, Mr. Gangwal received 2,000,000 shares of WTI Class A Common Stock.  These shares are deemed to be Restricted Stock and will vest on June 30, 2009.  Accelerated vesting will occur prior to the June 30, 2009 vesting date if there is a change in control of WTI, if Mr. Gangwal’s employment is terminated by Worldspan “without cause” or if Mr. Gangwal terminates his employment with Worldspan for “good reason,” as those terms are defined in the employment agreement between Mr. Gangwal and Worldspan. The Restricted Stock is subject to forefeiture if Mr. Gangwal’s employment is terminated for cause or if he resigns for any reason other than good reason prior to June 30, 2009.

11. Airline Content Agreements

During the first quarter of 2006, the Partnership signed a five-year content agreement with American.  During the second quarter of 2006, the Partnership signed five-year content agreements with Continental, United and Northwest. The Northwest agreement received Bankruptcy Court approval on June 15, 2006. In July 2006, the Partnership signed a five-year agreement with U.S. Airways. The terms of these agreements will become effective in the third quarter of 2006. In conjunction with the agreements, Worldspan has developed two new optional products to introduce into the marketplace. Through these new agreements, travel agencies will have the opportunity to access the airlines’ comprehensive published fares and inventory. The new content agreements will result in reduced transaction fees from participating airlines which could have a material adverse effect on revenue, however, the Partnership cannot predict at this time the ultimate impact of these agreements on earnings as the impact will depend on the adoption rate by travel agencies of the Partnership’s two new optional product offerings.

12. Subsequent Events

On July 21, 2006 the Partnership made a $10,000 discretionary payment on the Term Loan.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

References to “WTI” refer to Worldspan Technologies Inc. References to the “Company” or “Partnership” refer to Worldspan, L.P. The terms “we”, “us”, “our” and other similar terms refer to the consolidated businesses of the company and all of its subsidiaries. References to the “Acquisition” refer to the acquisition by WTI, of our general partnership interests and, through its wholly-owned subsidiaries, limited partnership interests. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2006.

Overview

We are a provider of mission-critical transaction processing and information technology services to the global travel industry. We provide subscribers (including traditional travel agencies, online travel agencies and corporate travel departments) with real-time access to schedule, price, availability and other travel information and the ability to process bookings and issue tickets for the products and services of over 700 travel suppliers (such as airlines, hotels, car rental companies, tour companies and cruise lines) throughout the world. Globally, we are the largest transaction processor for online travel agencies, having processed approximately 58% of all global distribution system, or GDS, online air transactions during the twelve months ended June 30, 2006. In the United States (the world’s largest travel market), we are the second largest transaction processor for travel agencies, accounting for approximately 31% of GDS air transactions and approximately 61% of online GDS air transactions processed during the twelve months ended June 30, 2006. During the twelve months ended June 30, 2006, we processed approximately 199 million transactions. We also provide information technology services to the travel industry, primarily airline internal reservation systems, flight operations technology and software development.

We depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues. Our five largest airline relationships represented an aggregate of approximately 51% and 52% of our total revenues for the twelve months ended June 30, 2006 and December 31, 2005, respectively, while our top ten largest airline relationships represented an aggregate of approximately 62% and 64% of our total revenues for the twelve months ended June 30, 2006 and December 31, 2005, respectively. Our relationships with four online travel agencies, Expedia, Orbitz, Hotwire and Priceline, represented 50% of our total transactions during the twelve months ended June 30, 2006. We expect to continue to depend upon a relatively small number of airlines and online travel agencies for a significant portion of our revenues.

In September 2005, we and Orbitz LLC (“Orbitz”) each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz.  See “Item 1. Legal Proceedings” in Part II.  In addition, on May 5, 2004, we announced that we had been informed by Expedia of its intention to move a portion of its transactions in North America to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.  In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Expedia announced in May 2006 that it had commenced booking at select points of sale certain European segments through another GDS. In July 2006, Expedia announced the commencement of processing transactions in North America with another GDS. We have confirmed that some of Expedia’s North American transactions are now being processed on another GDS.  Expedia has not specified the total worldwide volumes or total percentages of worldwide volumes it intends to process through other GDS providers. Currently, we cannot forecast the total magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. Also, on July 26, 2006, Hotwire, a division of Expedia notified us of its intent to terminate its technology services agreement effective October 26, 2006. For the six months ended June 30, 2006, Hotwire transactions generated approximately $5.7 million in revenue.

Additionally, on June 13, 2006, Priceline, one of our largest online travel agency customers, notified us that it intends to begin processing segments on another GDS as soon as July 28, 2006.  To date, there has not been any significant movement of Priceline’s transactions to another GDS nor have we received any notification from Priceline as to the volume of transactions that it intends to move. Currently, we cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows.

Effective September 14, 2005, Delta and Northwest, both significant suppliers of ours, entered bankruptcy protection. For a more complete discussion of the bankruptcies, see the section captioned “Liquidity and Capital Resources.”

Supplier Content and Transaction Fees

A development within the GDS industry over the past several years involves the competitive need for GDSs to maintain full content for distribution to traditional and online agency subscribers. Historically, we have increased the transaction fees we collect from our airline suppliers. As our business evolves and we continue to explore new ways to offer effective distribution options to our travel suppliers and travel agencies, we are entering into new content arrangements that depart from our traditional business model. As a result, we do not anticipate that the historic trend of annual transaction fee increases will continue in the future and in fact could decrease substantially. Recently, we have entered into long-term content agreements with American Airlines, Continental Airlines, United Air Lines, Northwest Airlines and U.S. Airways. The Northwest agreement was subject to Bankruptcy Court approval, which was received in June 2006. Generally, in these agreements, the airlines commit (subject to the exceptions contained in the agreements) to provide the traditional and online travel agencies covered by the agreements in the territories covered by the agreements with full content subject to certain restrictions in exchange for payments from us and/or discounts in transaction fees to each airline. In addition, pursuant to these agreements, the airlines mentioned above have agreed, among other things, to commit to the highest level of participation in our GDS. Subject to termination rights, the obligations continue until 2011. These content agreements are intended to provide our travel agencies in the territories covered by the agreements with access to improved content concerning the flights and fares of the participating airlines and other forms of non-discriminatory treatment. We are currently in discussions with certain other airlines, including Delta, regarding the renewal of their content agreements that are due to expire by the end of 2006. In addition, we expect to negotiate new content agreements with our other major airline suppliers as the original content agreements with these airlines expire in 2006 and 2007. As we continue to enter into these new agreements, we believe that transaction fees paid to us by the airlines will be lower than the terms of our current agreements. The nature and extent of any reductions in supplier transaction fees is also dependent on the rate at which travel agencies elect to participate in the varying levels of content availability in the future. The outcome of these negotiations and the financial impact they may have are difficult to predict and could be material to our revenues, operating profit, financial condition and cash flows. The inability to renegotiate our content agreements with Delta and other airlines could have a material adverse effect on our business, financial condition and results of operations.

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

Channel Shift

An increasing number of travel transactions are being made online. During the twelve months ended June 30, 2006, airline transactions generated through online travel agencies accounted for approximately 35% of all airline transactions in the United States processed by a GDS, up from approximately 34% in fiscal year 2005, approximately 31% in 2004, approximately 28% in 2003, and approximately 23% in 2002. Between 2002 and 2005, the number of airline transactions in the United States generated through online travel agencies and processed by us increased at a compound annual growth rate of 11.6%. We believe that this shift to online travel agency bookings will continue, but the extent and pace of the shift is difficult to anticipate. Other industry developments, such as the announcements by Expedia and Priceline, that they intend to move a portion of their transactions to other GDSs, compound our difficulty in forecasting the growth of our transactions from online travel agencies. Historically, we typically pay a higher inducement per transaction to our large online travel agency customers than our traditional agencies.

Uncertainty in Transaction Volumes from Online Travel Agencies

Although we have historically processed most of the airline transactions for our online travel agencies, these agencies may move a portion of their business to other technologies and technology providers, subject to some contractual limitations. For example, on May 5, 2004, we announced that we had been informed by Expedia of its intention to move a portion of its transactions in North America to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS transactions.  In October 2005, Expedia notified us of its intention to move some portion but not all of its European transactions to another GDS provider in 2006. Expedia announced in May 2006 that it had commenced booking at select points of sale certain European segments through another GDS. In July 2006, Expedia announced the commencement of processing transactions in North America with another GDS. We have confirmed that some of Expedia’s North American transactions are now being processed on another GDS.  Expedia has not specified the total worldwide volumes or total percentages of worldwide volumes it intends to process through other GDS providers. Currently, we cannot forecast the total magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. Also, on July 26, 2006, Hotwire, a division of Expedia notified us of its intent to terminate its technology services agreement effective October 26, 2006. For the six months ended June 30, 2006, Hotwire transactions generated approximately $5.7 million in revenue. In addition, on February 10, 2006, Priceline announced that it had signed an agreement with another GDS and, in June 2006, announced that it intends to begin moving transactions to this other GDS as soon as July 28, 2006. To date, there has not been any significant movement of Priceline’s transactions to another GDS nor have we received any notification from Priceline as to the volume of transactions that it intends to move. Currently, we cannot forecast the magnitude of any such movement of transactions and therefore are unable to estimate the impact on our financial position, results of operations and cash flows. In addition, Orbitz has developed direct connections with travel suppliers which bypass our GDS. Further, Orbitz is owned by Cendant Corporation’s subsidiary, Travelport, who also owns Galileo (a competitor of ours). Orbitz is one of our largest online travel agency customers. Our contract with Orbitz extends into 2011 subject to standard termination rights held by Orbitz including for-cause termination rights. Also, in September 2005, we and Orbitz each filed separate complaints against the other with respect to certain disputes arising under our online agreement with Orbitz. See “Item 1. Legal Proceedings” in Part II. Furthermore, in connection with the Acquisition we recorded an intangible asset related to online customer contracts of $131.9 million, of which we estimate $35.2 million, $76.2 million and $14.2 million were related to the Expedia, Orbitz and Priceline contracts, respectively. Based on these estimates, the portions of these intangible assets that were unamortized as of June 30, 2006 were $22.0 million, $47.6 million and $8.9 million. Upon determination of the specific volumes, percentage of volumes or timing relating to Expedia's or Priceline's announced agreements with other GDS providers and the outcome of the Orbitz claims against us, we will further assess the impact, if any, on the overall financial condition as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impariment or Disposal of Long-Lived Assets , and SFAS No. 142, Goodwill and Other Intangible Assets .

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

FASA Credits

Pursuant to the terms of our founder airline services agreements, or FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in scheduled monthly installments up to an aggregate total of approximately $75.0 million to each of Delta and Northwest as of June 30, 2006, and are reflected as reductions of FASA revenue in the corresponding periods. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash. See the section captioned “Liquidity and Capital Resources” below for further information on the FASA credits. At this time we cannot predict how the Delta and Northwest bankruptcies may affect the FASAs. Our agreements with Delta and Northwest provide that we have the right to recoup service fees owed to us by Delta and Northwest against our FASA credit obligations. We will continue to exercise our recoupment rights for service fees owed to us for the period preceding the Delta and Northwest bankruptcies, although we cannot assure you that the exercise of these rights will not be successfully challenged by the airlines in bankruptcy court. The rejection of those agreements in bankruptcy by one or both airlines could have a material adverse effect on our business, financial condition and results of operations.

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

Prior to January 1, 2006, the Partnership accounted for employee stock options and restricted stock awards in accordance with SFAS No. 123, Accounting for Stock- Based Compensation (“SFAS No. 123”). In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. The Partnership adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Like SFAS No. 123, SFAS No. 123(R) requires the use of various assumptions in determining the amount of compensation expense to recognize. Upon adoption of SFAS No. 123(R), the Partnership changed certain of its assumptions, including the following:

•                  Forfeiture rates — The Partnership changed from using actual forfeitures as allowed by SFAS No. 123 to using estimated forfeitures as required by SFAS No. 123(R).

•                  Expected life — Due to a lack of substantial history regarding the timing of exercises (the Partnership was formed only recently — June 30, 2003), the Partnership changed from using an estimate approximating the vesting period to using the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, for estimating the expected term equal to the midpoint between the vesting period and the contractual term.

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

Other than as discussed above regarding the adoption of SFAS No. 123(R), there have been no changes to our critical accounting policies or significant changes in assumptions or estimates that would affect such policies in the six months ended June 30, 2006. Our critical accounting policies are described in Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations “ in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Electronic travel distribution	92.7%	92.6%	92.6%	92.7%
Information technology services	7.3	7.4	7.4	7.3
Total revenues	100.0	100.0	100	100.0
Operating expenses:
Cost of revenues excluding developed technology amortization	64.3	68.6	63.4	68.5
Developed technology amortization	2.1	2.8	2.1	2.5
Total cost of revenues	66.4	71.4	65.5	71.0
Selling, general and administrative expenses	11.9	10.4	11.2	11.5
Amortization of intangible assets	3.7	3.7	3.9	3.6
Total operating expenses	82.0	85.5	80.6	86.1
Operating income	18.0	14.5	19.4	13.9
Total other expense, net	(6.0)	(6.3)	(6.3)	(16.5)
Income (loss) before provision for income taxes	12.0	8.1	13.1	(2.6)
Income tax expense	0.3	0.6	0.3	0.5
Net income (loss)	11.7%	7.5%	12.8%	(3.1)%

The following table shows total transactions using the Worldspan GDS for the periods presented. The historical transaction data set forth below reflects the designations which were in effect for each period presented. We evaluate the classification of our travel agencies periodically and reclassify as appropriate.

Worldspan Transaction Summary
(in millions)

	Three months ended		%	Six months ended		%
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Traditional	23.9	25.1	(4.8)%	51.0	52.7	(3.2)%
Online	26.5	27.6	(4.0)	55.3	57.1	(3.2)
Total transactions	50.4	52.7	(4.4)%	106.3	109.8	(3.2)%

Worldspan Revenue Summary
(in millions)

	Three months ended		%	Six months ended		%
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change

Electronic travel distribution	$233.2	$227.5	2.5%	$475.9	$469.4	1.4%
Information technology services	18.5	18.1	2.2	37.9	36.8	3.0
Total revenue	$251.7	$245.6	2.4%	$513.8	$506.2	1.5%

Worldspan Revenue per Transaction Summary

	Three months ended		%	Six months ended		%
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Revenue per transaction	$4.63	$4.32	7.2%	$4.48	$4.28	4.7%

(1)             Revenue per transaction calculated as Electronic travel distribution revenue divided by total transactions.

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Revenues

Total revenues increased $6.1 million or 2.4% to $251.7 million from $245.6 million for the three months ended June 30, 2006 and 2005, respectively. The increase included $10.5 million related to a contractual payment that was received from a certain former online travel agency in final settlement of a dispute.  Excluding this receipt, revenue for the three months ended June 30, 2006 would have been $241.2 million or a $4.4 million or 1.8% decline.  This decrease was due to a decline in transactions, partially offset by a higher average fee per transaction and an increase in subscription-based technology services revenues.

Electronic travel distribution revenues increased $5.7 million or 2.5% to $233.2 million from $227.5 million for the three months ended June 30, 2006 and 2005, respectively. The increase included the $10.5 million contractual payment mentioned above. Absent this receipt, electronic travel distribution revenues of $222.8 million would have been $4.7 million or 2.1% lower than the same period in 2005. This decrease was due to a 4.4% decline in total transactions, partially offset by a 7.2% increase in the average fee per transaction. The 7.2% increase in average fee per transaction includes the impact of the non-transaction based $10.5 million contractual payment discussed above.  Without this contractual payment the increase in average fee per transaction would have been 2.4%.

Information technology services revenues increased $0.3 million or 1.8% to $18.5 million from $18.2 million for the three months ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to increased revenue associated with the use of Worldspan Rapid Reprice SM and Electronic Ticketing, partially offset by lower FASA revenue.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization decreased $6.6 million or 3.9% to $161.9 million from $168.5 million for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 64.3% from 68.6% for the three months ended June 30, 2006 and 2005, respectively. The $6.6 million decrease was primarily driven by lower employee costs, technology costs and travel agency inducement expenses, partially offset by higher outside services costs.

Cost of electronic travel distribution revenues excluding developed technology amortization decreased $5.3 million or 3.6% to $141.7 million from $147.0 million for the three months ended June 30, 2006 and 2005, respectively. Cost of electronic travel distribution revenues excluding developed technology amortization as a percentage of total electronic travel distribution revenue decreased to 60.7% from 64.6% for the three months ended June 30, 2006 and 2005, respectively. The $5.3 million decrease was primarily attributable to a $2.8 million or 16.1% decrease in technology costs, a $2.2 million or 2.3% decrease in inducements paid to travel agencies, and a $1.8 million or 10.3% decrease in employee related costs, partially offset by a $1.7 million or 20.5% increase in outside service costs. Technology costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks and the migration of supplier connections to less expensive IP-based connections. Inducements decreased due to fewer overall transactions, partially offset by higher overall inducement rates. Employee related costs declined due to lower headcount as a result of improved organizational effectiveness and efficiency and workforce reductions that were implemented throughout 2005. This was partially offset by an increase in outside service costs which was primarily caused by a higher volume of transactions in distributor markets globally.

Cost of information technology services revenues excluding developed technology amortization decreased $1.3 million or 6.0% to $20.2 million from $21.5 million for the three months ended June 30, 2006 and 2005, respectively. Cost of information technology services revenues excluding developed technology amortization was 109.2% of information technology services revenue for the three months ended June 30, 2006 as compared to 118.4% for the three months ended June 30,

2005. This decrease was primarily caused by the reduced costs attributable to the hosting operations and development resources for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization decreased $1.5 million or 21.8% to $5.4 million from $6.9 million for the three months ended June 30, 2006 and 2005, respectively. Developed technology amortization was 2.1% of total revenue for the three months ended June 30, 2006 as compared to 2.8% for the three months ended June 30, 2005. The $1.5 million decrease was primarily the result of the write-down in the second quarter of 2005 of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million or 17.7% to $30.0 million from $25.5 million for the three months ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to an increase in bad debt expense and professional fees. During the three months ended June 30, 2005, bad debt expense benefited from a $2.6 million decrease as a result of a settlement and partial recovery of an outstanding customer balance. Professional fees increased $2.4 million primarily due to higher legal fees resulting from airline contract renegotiations, settlement negotiations and other matters.  As a percentage of total revenue, selling, general and administrative expenses increased to 11.9% in the three months ended June 30, 2006 from 10.4% in the prior year. Excluding the reduction in bad debt expense, selling, general and administrative expenses increased $1.9 million or 6.8% and were 11.4% of total revenue for the three months ended June 30, 2005.

Operating Income

Operating income increased $9.8 million or 27.4% to $45.4 million from $35.6 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of total revenue, operating income increased to 18.0% from 14.5% for the three months ended June 30, 2006 and 2005, respectively. The increase is due primarily to the above mentioned receipt of the $10.5 million contractual payment during the second quarter of 2006.

Net Interest Expense

Net interest expense decreased $0.6 million or 4.0% to $15.0 million from $15.6 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in net interest expense was primarily related to the decrease in debt outstanding, partially offset by an increase in the average interest rate of 1.9% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Income Tax Expense

Income tax expense attributable to foreign jurisdictions decreased $0.8 million to $0.7 million from $1.5 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in income tax expense primarily relates to a decrease in estimated annual taxable income of our foreign subsidiaries during the three months ended June 30, 2006.

Net Income

Net income increased $11.0 million or 59.7% to $29.5 million from $18.5 million for the three months ended June 30, 2006 and 2005, respectively. The increase was primarily due to a $9.8 million improvement in operating income, resulting mainly from the above mentioned receipt of the $10.5 million contractual payment during the second quarter of 2006.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenues

Total revenues increased $7.6 million or 1.5% to $513.8 million from $506.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase included the $10.5 million received during the second quarter of 2006 related to a contractual payment that was received from a certain former online travel agency in final settlement of a dispute.  Excluding this receipt, revenue for the six months ended June 30, 2006 would have been $503.3 million or a $2.9 million decline.   This decrease was due to a decline in transactions, partially offset by a higher average fee per transaction and an increase in subscription-based technology services revenues.

Electronic travel distribution revenues increased $6.5 million or 1.4% to $475.9 million from $469.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase included the $10.5 million contractual payment mentioned above. Absent this receipt, electronic travel distribution revenues of $465.5 million were $4.0 million or 0.8% lower than the same period in 2005. This decrease was due to a 3.2% decline in total transactions, partially offset by a 4.7% increase in the average fee per transaction. The 4.7% increase in average fee per transaction includes the impact of the non-transaction based $10.5 million contractual payment discussed above.  Without this contractual payment the increase in average fee per transaction would have been 2.4%.

Information technology services revenues increased $1.1 million or 2.9% to $37.9 million from $36.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily attributable to increased revenue associated with the use of Worldspan Rapid Reprice and Electronic Ticketing, partially offset by lower FASA revenue.

Cost of Revenues Excluding Developed Technology Amortization

Cost of revenues excluding developed technology amortization decreased $20.9 million or 6.0% to $325.7 million from $346.6 million for the six months ended June 30, 2006 and 2005, respectively. Cost of revenues excluding developed technology amortization as a percentage of total revenues decreased to 63.4% for the six months ended June 30, 2006 compared to 68.5% for the six months ended June 30, 2005. The $20.9 million decrease was primarily driven by lower inducements paid to travel agencies related to $11.3 million of  minimum booking fees that were received from certain former online travel agencies towards the settlement of previously disputed amounts and lower employee related costs and technology costs, partially offset by increased outside service costs.

Cost of electronic travel distribution revenues excluding developed technology amortization decreased $19.0 million or 6.3% to $284.4 million from $303.4 million for the six months ended June 30, 2006 and 2005, respectively. Cost of electronic distribution revenues excluding developed technology amortization as a percentage of total electronic travel distribution revenue was 59.8% for the six months ended June 30, 2005 compared to 64.6% for the six months ended June 30, 2005. The decrease was primarily attributable to a $12.6 million or 6.4% decrease in inducement costs paid to travel agencies, a $6.2 million or 17.4% decrease in technology costs, a $4.1 million or 11.2% decrease in employee related costs, a $2.1 million or 14.6% decrease in depreciation expense, partially offset by $4.5 million or 30.9% increase in outside service costs. Inducements decreased due to the $11.3 million of minimum booking fees discussed above that were received in the first quarter of 2006. This agency revenue has been reclassified to inducement expense in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a reseller of the Vendor’s Products). Excluding this agency revenue, inducement expense would have decreased $1.3 million primarily due to fewer overall transactions, partially offset by higher overall inducement rates. Technology costs decreased due to the continued migration of traditional travel agencies to third-party owned equipment and networks and the migration of supplier connections to less expensive IP-based connections. Employee related costs declined from prior year due to lower headcount as a result of improved organizational effectiveness and efficiency and workforce reductions that were implemented throughout 2005. Depreciation expense declined due to a decrease in agency equipment owned by the Partnership. Outside service costs increased primarily due to a higher volume of transactions in distributor markets globally.

Cost of information technology services revenues excluding developed technology amortization decreased $1.9 million or 4.4% to $41.3 million from $43.2 million for the six months ended June 30, 2006 and 2005, respectively. Cost of information technology services revenues excluding developed technology amortization was 109.0% of information technology services revenue for the six months ended June 30, 2006 as compared to 117.4% for the six months ended June 30, 2005. This decrease was primarily caused by the reduced costs attributable to the hosting operations and development resources for Delta and Northwest.

Developed Technology Amortization

Developed technology amortization decreased $1.8 million or 14.1% to $10.8 million from $12.6 million for the six months ended June 30, 2006 and 2005, respectively. Developed technology amortization was 2.1% of total revenues for the six months ended June 30, 2006 as compared to 2.5% for the six months ended June 30, 2005. The $1.8 million decrease was primarily the result of the write-down in the second quarter of 2005 of certain purchased software to be enhanced and ultimately used in multi-hosting services for smaller carriers. The carrying value of the software was written down as a result of management’s decision to pursue other third party solutions as a means to provide these services to smaller carriers as well as management’s current evaluation of the current and potential revenue stream of the software, among other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million or 0.8% to $57.7 million from $58.2 million for the six months ended June 30, 2006 and 2005, respectively. Prior year expenses benefited from a $2.6 million decrease in bad debt as a result of a settlement and partial recovery of an outstanding customer balance.  Absent this prior year benefit, expenses for the current year period decreased $3.1 million or 5.0% from selling, general and administrative expenses for the prior year period. The decrease is primarily due to a 5.5% decline in employee costs and a 26.7% decline in rent and utilities. Employee costs declined due to a lower headcount from the prior year as a result of restructuring activities which occurred throughout 2005.  Rent and utilities declined due to a reduction in the amount of office space leased.   As a percentage of total revenue, selling, general and administrative expenses declined to 11.2% from 11.5% in the prior year. Excluding the reduction in bad debt expense in the prior year period, selling, general and administrative expenses were 12.0% of total revenue for the six months ended June 30, 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.7 million or 9.1% to $19.9 million from $18.3 million for the six months ended June 30, 2006 and 2005, respectively. As a percentage of total revenue, amortization of intangible assets increased to 3.9% from 3.6% for the six months ended June 30, 2006 and 2005, respectively. The $1.6 million increase is due to the acceleration of amortization in March 2006 of intangible assets related to two online agencies with whom we no longer have an agreement.

Operating Income

Operating income increased $29.1 million or 41.2% to $99.7 million from $70.6 million for the six months ended June 30, 2006 and 2005, respectively. As a percentage of total revenue, operating income increased to 19.4% from 13.9% for the six months ended June 30, 2006 and 2005, respectively. The increase is due primarily to a decrease in operating expenses of $21.5 million or 4.9% and an increase of $7.6 million or 1.5% in total revenue.

Net Interest Expense

Net interest expense increased $3.3 million or 11.9% to $31.2 million from $27.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in net interest expense was primarily related to the increase in interest rate on the Floating Rate Notes (as defined below under the heading “—Liquidity and Capital Resources—Floating Rate Notes and Senior Credit Facility”).

Total Other Expense, Net

Total other expense, net decreased $51.4 million to $32.3 million from $83.7 million for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to a $55.6 million loss on extinguishment of debt in connection with the Refinancing Transactions (as defined below under the heading “—Liquidity and Capital Resources—Use of Proceeds”) in February 2005.

Income Tax Expense

Income tax expense decreased $1.1 million to $1.4 million from $2.5 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in income tax expense primarily relates to a decrease in estimated annual taxable income of our foreign subsidiaries during the six months ended June 30, 2006.

Net Income (Loss)

Net income increased $81.6 million to $66.0 million from a loss of $15.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily due to a $55.6 million loss on the extinguishment of debt associated with the Refinancing Transactions and to the receipt of $11.3 million and $10.5 million, respectively, during the quarters ended March 31, 2006 and June 30, 2006 in contractual payments from certain former online travel agencies in settlement of previous disputes.

Liquidity and Capital Resources

Our principal source of liquidity will be cash flow generated from operations, borrowings under capital lease obligations and borrowings under our 2005 Senior Credit Facility (as defined below). Our principal uses of cash will be to fund our planned operating expenditures which include operating expenses, capital expenditures, investments in our current as well as future products and offerings, interest payments on our debt and any mandatory or discretionary principal payments of our debt. Based on our current level of operations, we believe that our cash flow from operations, available cash of $81.6 million and available borrowings under our 2005 Senior Credit Facility will be adequate to meet our future liquidity needs for the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. Risk factors that could possibly affect the ability of our internally generated funds include, among other things:

•       reduced sales due to declines in transaction volumes or movement of transactions to another GDS,

•       acts of global terrorism, and

•       bankruptcy filings of any of the airlines that comprise a significant portion of our revenues.

Effective September 14, 2005, Delta and Northwest, two of our significant suppliers, entered bankruptcy protection. Revenues generated by Delta and Northwest were $53.9 million and $64.1 million for the three months ended June 30, 2006 and 2005, respectively, and $116.3 million and $140.0 million for the six months ended June 30, 2006 and 2005, respectively.  These amounts represented approximately 22% and 26% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 22% and 28% for the six months ended June 30, 2006 and 2005, respectively. Individually, Delta and Northwest accounted for 13% and 9%, respectively, of total revenue for the three months ended June 30, 2006, and 13% and 9%, respectively, for the six months ended June 30, 2006.

Pre-bankruptcy petition accounts receivable at June 30, 2006 under our two primary agreements with Northwest was $16.0 million, collectively. Pre-bankruptcy petition accounts receivable under the Partnership’s two primary agreements with Delta has been collected as of June 30, 2006. Post-bankruptcy petition accounts receivable at June 30, 2006 under our two primary agreements with Delta and Northwest are $26.6 million. We believe that our pre-bankruptcy petition accounts receivable from Northwest will likely be realized over an extended period of time. We believe we will continue to provide the services to the airlines and, absent further significant deterioration in the financial condition of the airlines, post-bankruptcy petition accounts receivable are expected to be collected in accordance with the terms of our current commercial agreements.

While under bankruptcy protection, Delta and Northwest could petition the court to reject certain or all of the existing agreements with us except for the Participating Carrier Agreement with Northwest, which was assumed by Northwest and received Bankruptcy court approval in June 2006.  We are not aware of an action by either Delta or Northwest to reject any agreements with us and, accordingly, continue to operate with the two airlines under our existing commercial agreements. See the heading “Airline Content Agreements” for a discussion of the new five-year content agreement, which is an addendum to the Participating Carrier Agreement assumed by Northwest. Additional facts could become known or actions taken by either airline in bankruptcy that could impact our assessment of the collectibility and thus result in a charge to earnings in future periods. Furthermore, we are not yet in a position to ultimately determine whether payments previously made to us will be challenged or unwound in the bankruptcy proceedings.

Additionally, it is not possible for us to determine the long term impacts of the Delta and Northwest bankruptcies at this time. Actions taken in the future by the airlines in the bankruptcy proceedings could have a material, adverse impact on our financial condition and cash flows. If Delta was to reject our Participating Carrier Agreement (“PCA”), which represent $24.4 million or 78% of total revenue generated by Delta for the three months ended June 30, 2006, and $54.2 million or 79% of total revenue generated by Delta for the six months ended June 30, 2006, it would have a material, adverse impact on our financial condition and cash flows.

Should these airlines fail to successfully emerge from bankruptcy, there can be no assurance that our cash flow from operations and borrowings available under our senior credit facility would be adequate to meet our future liquidity needs without additional capital. Such capital may or may not be available to us. For a more complete discussion of risk factors that might affect the availability of our internally generated funds, see “Item 1A. Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006, we had cash and cash equivalents of $81.6 million and working capital of $11.5 million as compared to $45.0 million in cash and cash equivalents and working capital of $1.9 million at June 30, 2005. The $36.6 million increase in cash was primarily the result of increased operating income and decreased costs associated with the Refinancing Transactions that occurred in February 2005 and the timing of the receipt of payments for airline receivables from a clearing house before June 30, 2006. During 2005 these payments were not received until the middle of the subsequent month. The $9.6 million increase in working capital is primarily the result of higher cash, lower current maturities of capital lease obligations, partially offset by lower accounts receivable.

Historically, we have funded our operations through internally generated cash. We generated cash from operating activities of $122.8 million for the six months ended June 30, 2006 as compared to $73.0 million for the six months ended June 30, 2005. The $49.8 million increase in cash flows from operating activities during the first six months of 2006 as compared to the first six months of 2005 is a result of increased operating income and decreased costs associated with the Refinancing Transactions that occurred in February 2005.

We used cash for investing activities of approximately $2.8 million for the six months ended June 30, 2006 as compared to $6.5 million for the six months ended June 30, 2005. The $3.7 million decrease in cash used for investing activities during the first six months of 2006 as compared to the first six months of 2005 primarily resulted from decreased capital expenditures.

We used cash for financing activities of approximately $96.4 million for the six months ended June 30, 2006 as compared to $122.0 million for the six months ended June 30, 2005. The $25.6 million decrease in cash used for financing activities during the first six months of 2006 as compared to the first six months of 2005 primarily resulted from the Refinancing Transactions that occurred in February 2005. To finance the redemption of the WTI Preferred Stock and the payment of the Consent Fee (as defined below under the heading “—Use of Proceeds”), we distributed $375.7 million and $8.6 million, respectively, to WTI. In addition, WTI redeemed the Delta subordinated note in January 2005 and we distributed $36.1 million to WTI to finance this transaction.

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

At our option, the interest rate applied to borrowings under the 2005 Senior Credit Facility is based on the LIBOR rate (as defined in the Credit Agreement) plus the initial applicable margin of 2.75%. The alternative rate is a base rate (generally defined as the sum of (i) the higher of (x) the prime rate and (y) the federal funds effective rate, plus one half percent (0.50%) per annum and (ii) an initial applicable margin of 1.75%). The interest rate applicable to borrowings under the Floating Rate Notes is based on the three-month LIBOR rate plus 6.25%. At June 30, 2006, the three-month LIBOR rate was 5.5%. Our borrowings under the 2005 Senior Credit Facility are subject to quarterly interest payments with respect to loans bearing interest at the base rate described above or at the end of each one, two, three or six month interest period for loans bearing interest at the LIBOR rate described above.

On June 21, 2006, WTI, WS Holdings LLC, the Partnership, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) entered into the Second Amendment (the “Credit Amendment”) to the Credit Agreement.  The Credit Amendment amends the Credit Agreement to provide that the Partnership or WTI, as applicable, may, provided that no revolving credit loans are outstanding, repurchase up to a total combined $50.0 million aggregate principal amount of the Partnership’s and WS Financing’s outstanding Floating Rate Notes and/or WTI’s Holdco Notes (as defined below), including any such Floating Rate Notes or Holdco Notes held by affiliates of the Partnership and WTI provided that no default or event of default has occurred and is continuing.  As of August 8, 2006 the Partnership has not repurchased any Floating Rate Notes or Holdco Notes.

On March 4, 2005, we entered into an interest rate swap with a notional amount that started at $508.4 million on November 15, 2005 and is amortized on a quarterly basis to $102.3 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 of each year until maturity on November 15, 2008. The notional amount as of June 30, 2006 is $455.7 million. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of the interest rates on certain indebtedness to a fixed rate of 4.3%, effective November 15, 2005. Because the critical terms of the swap match those of the debt it is hedging, the swap is considered a perfect hedge against changes in the fair value of the debt and the hedge has resulted in no ineffectiveness being recognized in operations. Changes in the fair value of the swap are recognized as a component of accumulated other comprehensive income in each reporting period. As of June 30, 2006, the fair value of this swap was an asset of $7.0 million, which is included in other long-term assets in the condensed consolidated balance sheet.

On July 21, 2006 we made a $10 million discretionary payment on our Term Loan. For the remaining months of 2006, assuming mandatory scheduled payments only and using the interest rate swap fixed rate of 4.3%, we expect the cash principal and interest payments related to the $450.0 million borrowed under the term loan facility portion of the 2005 Senior Credit Facility to be $2.0 million and approximately $10.0 million, respectively. The actual amounts to be paid for cash principal and interest during the remaining months of 2006 may differ significantly from these amounts depending on the LIBOR rate in effect at the time and any additional discretionary payments that we may elect to make during the year.

The 2005 Senior Credit Facility requires us to meet financial tests, including without limitation, a minimum interest coverage ratio and a maximum total leverage ratio. Also, the Indenture requires the Guarantor Subsidiaries to maintain a minimum fixed charge coverage ratio. In addition, the 2005 Senior Credit Facility contains customary covenants which, among other things, limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in a senior credit facility. The Indenture also includes certain restrictions on distributions from certain of our subsidiaries. As of June 30, 2006, we believe we were in compliance with the applicable covenants.

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

Holdco Notes

In connection with the Refinancing Transactions, on February 16, 2005, WTI issued $43.6 million in new 11% Subordinated Notes due 2013 (the “Holdco Notes”) to certain related parties of CVC and paid $0.4 million in accrued and unpaid interest in exchange for the surrender and cancellation of all of the obligations owing by WTI related to the then outstanding subordinated notes due 2012. We periodically distribute funds to WTI to pay the interest on the Holdco notes. During the six months ended June 30, 2006 and 2005 we distributed $2.4 million and $1.6 million, respectively, to WTI for this purpose. For 2006 we expect to distribute $4.8 million to WTI for this purpose.

Operating and Capital Lease Obligations

The Partnership has operating lease agreements which are principally for software, equipment and office facilities. We also lease equipment and software under capital lease obligations. As of June 30, 2006, our obligations under capital leases totaled $71.0 million.

On June 30, 2006, we signed amendments to the existing Asset Management Offering agreement (“AMO”), Enterprise Software Option agreement (“ESO”) and the Websphere Software Special Option agreement (“WSSO”), collectively referred to as the “IBM Agreements”.  The IBM Agreements were extended from June 30, 2008 to June 30, 2011 with the option for two one-year renewal periods from June 30, 2011. We expect the amendments to reduce its operating expenses and cash out flows for the remainder of the term of the amended agreements.

Consistent with prior treatment, we have accounted for the amended IBM Agreements collectively as a multiple element arrangement of hardware, software, and services. Under the terms of these agreements, we have a remaining aggregate minimum commitment of $225.0 million at June 30, 2006, plus additional contingent payments dependent upon the rate of growth of electronic travel distribution transaction volumes. Of the aggregate minimum commitment, approximately $171.9 million represents future minimum lease payments for leases classified as operating at June 30, 2006 and approximately $53.1 million represents future minimum lease payments for leases classified as capital at June 30, 2006.

The future minimum amounts payable under the IBM Agreements are as follows at June 30, 2006:

(dollars in thousands)

	Total IBM Agreements	IBM Agreements Operating Leases at June 30, 2006	0IBM Agreements Capital Leases at June 30, 2006
2006	$22,500	$17,189	$5,311
2007	45,000	34,378	10,622
2008	45,000	34,378	10,622
2009	45,000	34,378	10,622
2010	45,000	34,378	10,622
Thereafter	22,500	17,189	5,311
Total	$225,000	$171,890	$53,110
Less imputed interest (1)			(8,347)
Present value of net minimum lease payments related to IBM Agreements			$44,763
Present value of net minimum lease payments related to other capital leases (2)			26,244
Total			$71,007
Less current maturities			(13,510)
Long-term maturities			$57,497

(1)             The interest rate used in computing the present value of the minimum lease payments ranges from approximately 5.30% to 7.25% depending on the asset being leased as required by SFAS No. 13.

(2)             The interest rate used in computing the present value of the minimum lease payments ranges from approximately 4.2% to 12.0% depending on the asset being leased.

FASAs

Pursuant to the terms of the FASAs, we provide FASA credits to Delta and Northwest to be applied against FASA service fee payments due from these airlines to us. The FASA credits are structured and will be applied through June 2012 in an amount up to an aggregate total of $75.0 million to each of Delta and Northwest as of June 30, 2006, and are reflected as reductions to our FASA revenues in the corresponding periods. The FASA credits are provided to Delta and Northwest in monthly installments, with an annual amount of $16.7 million scheduled to be provided to each of these founding airlines during the first six years of the respective FASA term, an annual amount of $9.2 million scheduled to be provided to each of these founding airlines during the seventh and eighth years of the respective FASA term and an annual amount of $6.7 million scheduled to be provided to each of these founding airlines during the ninth year of the respective FASA term. In the event that the monthly FASA credits deliverable by us to Delta or Northwest are more than the FASA service fee payments due from the applicable airline, then we will be obligated to pay such excess to such airline in cash.

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

Taxes

Because we are a limited partnership, our partners will owe taxes on all of the income that we generate in the United States. We expect that WTI will cause us to make distributions to it from time to time sufficient to cover all income taxes owed by WTI. Under the terms of our 2005 Senior Credit Facility and the indentures governing our 9 5/8% Senior Notes and the Floating Rate Notes, we are specifically permitted to make these tax distributions. During the next twelve months, we expect to distribute $24.0 million to WTI, although actual results of operations could cause this amount to differ materially. There were no tax distributions to WTI during the six months ended June 30, 2006.

Capital Expenditures

    Capital expenditures for property and equipment, including purchased assets, assets acquired under capital leases and capitalized software, totaled $27.6 million (of which $3.0 million were cash capital expenditures) for the six months ended June 30, 2006. This is an increase of $21.0 million from capital expenditures of $6.6 million for the six months ended June 30, 2005. The increase is primarily due to the renegotiation of the IBM Agreements as discussed above. We have estimated approximately $42.3 million for capital expenditures in 2006, which relates to the renegotiation of the IBM AMO agreement as well as normal growth in capacity requirements and routine replacement and upgrades of equipment.

Off-Balance Sheet Arrangements

At June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effect of Inflation

Inflation generally affects us by increasing our costs of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three months ended June 30, 2006.

Airline Content Agreements

In March 2006, we signed a five-year content agreement with American. During the second quarter of 2006, we signed five-year content agreements with Continental, United and Northwest. In July 2006, we signed a five-year content agreement with U.S. Airways. The Northwest agreement received Bankruptcy Court approval in June 2006. The terms of these agreements will become effective in the third quarter of 2006. In conjunction with the agreements, Worldspan has developed two new optional products to introduce into the marketplace. Through these new agreements, travel agencies will have the opportunity to access the airlines’ comprehensive published fares and inventory. Our new content agreements will result in reduced transaction fees from participating airlines which could have a material adverse effect on revenue, however, we cannot predict at this time the ultimate impact of these agreements on earnings as the impact will depend on the adoption rate by travel agencies of our two new optional products.

Subsequent Events

On July 21, 2006 we made a $10.0 million discretionary payment on the Term Loan.

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

Foreign Exchange Rate Market Risk

We consider the U.S. dollar to be the functional currency for all of our entities. Substantially all of our net sales and the majority of our expenses during the three months ended March 31, 2006 and 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. We have foreign currency exposure arising from the remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro and the British pound sterling. The fair value of our net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from June 30, 2006 levels.

Interest Rate Market Risk

Our 2005 Senior Credit Facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2006, we had variable rate debt of approximately $586.0 million, of which $455.7 million was hedged through an interest rate swap. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable debt would have an estimated impact on 2006 pre-tax earnings and cash flows of approximately $1.3 million.

On March 4, 2005, we entered into an interest rate swap with a notional amount that will start at $508.4 million on November 15, 2005 and amortize on a quarterly basis to $102.2 million at November 15, 2008. The reset dates on the swap are February 15, May 15, August 15 and November 15 each year until maturity on November 15, 2008. The notional amount as of June 30, 2006 is $455.7 million. This agreement, which has been designated as a cash flow hedge, is being used to convert the variable component of interest rates on certain indebtedness to a fixed rate of 4.3%. As of June 30, 2006, the fair value of the interest rate swap was $7.0 million.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On September 19, 2005, we filed a lawsuit against Orbitz in the United States District Court, Northern District of Illinois, Eastern Division (“Federal Suit”). Orbitz is one of our largest online travel agency customers and represented approximately 10% of our transaction volume for the three and six month periods ended June 30, 2006. Our Federal Suit alleged that Orbitz accessed and used our seat map data in violation of the Federal Computer Fraud and Abuse Act (“FCFAA”) and in breach of our agreement with Orbitz.  Our Federal Suit contained several additional state-law claims.  On April 19, 2006, the court considering our Federal Suit dismissed our claim under the FCFAA and relinquished jurisdiction over our state-law claims against Orbitz without prejudice to us refiling our state-law claims in state court.  We filed an appeal with the United States Court of Appeals for the Seventh Circuit on May 18, 2006.

On April 24, 2006, we refiled our state-law claims in the Circuit Court of Cook County, Illinois, County Department, Law Division.  Our complaint alleges that Orbitz’s improper accessing and use of our seat map data violates our agreements with Orbitz, and that Orbitz’s use of Galileo and ITA, competing computer reservation systems, constitutes breaches of our agreement with Orbitz.  We are seeking injunctive relief to prevent the unauthorized accessing and use of our seat map data as well as to prevent Orbitz’s use of the services or data of Galileo and ITA. We also seek monetary damages from Orbitz in excess of $50.0 million and reimbursement for our attorneys’ fees and costs.

After filing our Federal Suit, we learned that Orbitz filed suit against us on September 16, 2005, in the Circuit Court of Cook County, Illinois, County Department, Law Division, purporting to assert two causes of action against us for violation of the Illinois Consumer Fraud Act and equitable estoppel. Orbitz  claimed that certain exclusivity, minimum segment fee and 100% booking requirement provisions in our agreement were illegal and in violation of public policy. In its suit, Orbitz seeks a court order precluding us from pursuing our breach of contract claims against Orbitz, an order terminating and rescinding the first and second amendments of our contract with Orbitz (which include, among other things, provisions containing commitments from Orbitz with respect to its usage of our GDS through 2011), monetary damages in excess of $0.05 million, punitive damages and reimbursement for attorneys’ fees and costs. Orbitz filed an amended complaint against us on July 5, 2006.  The amended complaint adds six counts, including claims of breach of contract, fraud and rescission, in addition to a declaratory judgment request.  The complaint seeks equitable and monetary relief, attorney’s fees and costs, monetary damages in excess of $0.05 million and prejudgment interest. We believe that the allegations in the Orbitz complaint are without merit and we intend to defend against this action vigorously. If we are unable to satisfactorily resolve the claims asserted by Orbitz and its lawsuit against us is successful, there would be few or no restrictions to prevent Orbitz from moving a significant portion of its business from our GDS, which would have a material adverse effect on our business, financial condition and results of operations.

On July 26, 2006, Expedia and its affiliate, IAC Global LLC, (collectively, “Expedia”) filed a lawusit against us in the Superior Court, King County, Washington.  Among other actions and requests for relief, the complaint requests a declaratory judgment from the court regarding Expedia’s use of data and information provided by us as set forth in the contract between the parties.  We believe that the allegations in the Expedia complaint are without merit and we intend to defend against this action vigourously.

ITEM 1A.           RISK FACTORS

There are no material changes to the risk factors included in our annual report on Form 10-K filed with the SEC on March 3, 2006 and in our quarterly report on Form 10-Q filed with the SEC on May 15, 2006.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We are wholly-owned by Worldspan Technologies Inc., or WTI, a privately owned corporation. There is no public trading market for our equity securities or for those of WTI. As of August 8, 2006, there were 44 holders of WTI Class A Common Stock and 1 holder of WTI Class B Common Stock.

On April 14, 2006, WTI entered into a stock subscription agreement in connection with the exercise by one of our directors, who is also a former member of management, of his option to purchase 20,000 shares of WTI Class A Common Stock for an aggregate purchase price of $0.02.  This sale was exempt from registration under the Securities Act in reliance on Rule 506 promulgated thereunder.

ITEM 6.                    EXHIBITS

Exhibits:

10.88	Content Agreement, dated as of April 3, 2006, by and between Worldspan, L.P. and Continental Airlines, Inc.***
10.89	Content Agreement, dated as of April 12, 2006, by and between Worldspan, L.P. and United Air Lines, Inc.***
10.90	Content Agreement, dated as of May 11, 2006, by and between Worldspan, L.P. and Northwest Airlines, Inc.***
10.91	June 15, 2006 Amendment to Employment Agreement, by and between Worldspan Technologies Inc., Worldspan, L.P. and Rakesh Gangwal***
10.92	Second Amendment to the Worldspan Technologies Inc. Stock Incentive Plan, dated as of June 15, 2006
10.93

Second Amendment, dated as of June 21, 2006, to the Credit Agreement, dated as of February 11, 2005, among the Company, WTI, WS Holdings LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as joint advisors, J.P. Morgan Securities Inc., UBS Securities LLC and Lehman Brothers Inc., as joint book-runners, J.P. Morgan Securities Inc., UBS Securities LLC, Lehman Brothers Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, UBS Securities LLC, as syndication agent, Lehman Commercial Paper Inc., Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, the Administrative Agent, and the several banks and other financial institutions or entities from time to time party thereto

10.94	Change of Control Bonus Amendment, dated June 26, 2006, by and among Worldspan Technologies Inc., Worldspan, L.P. and Ninan Chacko
10.95	Change of Control Bonus Amendment, dated June 26, 2006, by and among Worldspan Technologies Inc., Worldspan, L.P. and Susan J. Powers
10.96	Change of Control Bonus Amendment, dated June 26, 2006, by and among Worldspan Technologies Inc., Worldspan, L.P. and Jeffrey C. Smith
10.97	Employment Agreement, dated as of August 29, 2003, by and among Worldspan, L.P., Worldspan Technologies Inc. and David A. Lauderdale
10.98	Change of Control Bonus Amendment, dated June 26, 2006, by and among Worldspan Technologies Inc., Worldspan, L.P. and David A. Lauderdale
10.99	Change of Control Bonus Amendment, dated June 26, 2006, by and among Worldspan Technologies Inc., Worldspan, L.P. and Kevin W. Mooney
10.100	Amendment 3 to Worldspan Asset Management Offering Agreement, among Worldspan, L.P., International Business Machines Corporation and IBM Credit LLC, dated as of June 30, 2006***
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** Certain portions of this document have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPAN, L.P.

August 9, 2006		/s/ Rakesh Gangwal
DATE	By:	Rakesh Gangwal
Chairman, President and Chief Executive Officer
(principal executive officer)

August 9, 2006		/s/ Kevin W. Mooney
DATE	By:	Kevin W. Mooney
Chief Financial Officer
(principal financial and accounting officer)